Form 10-Q
period 2005-09-30
Cardiac Science CORP
filed 2005-11-09
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51512

Cardiac Science Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3300396 (IRS Employer Identification No.)
3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-2000
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     The number of shares outstanding of the registrant’s common stock as of November 1, 2005 was 22,393,629.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
	(in thousands, except share and per
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$21,902	$8,119
Marketable equity securities	646	—
Accounts receivable, net of allowance for doubtful accounts	13,649	20,331
Inventories	11,047	23,941
Deferred income taxes	5,542	11,483
Prepaid expenses and other current assets	790	2,583

Total current assets	53,576	66,457

Machinery and equipment, net of accumulated depreciation	4,314	7,640
Deferred income taxes	3,594	22,986
Intangible assets, net of accumulated amortization	5,619	36,975
Investment in unconsolidated entity	1,000	1,000
Goodwill	9,072	114,707
Other assets	—	239

Total assets	$77,175	$250,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,615	$12,840
Accrued liabilities	6,220	11,424
Warranty liability	2,093	2,334
Deferred revenue	4,754	6,103

Total current liabilities	18,682	32,701
Other liabilities	—	2,061

Total liabilities	18,682	34,762

Minority interest in consolidated entity	159	135

Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares outstanding in 2004 or 2005	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 10,850,031 and 22,391,370 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	11	22
Additional paid-in capital	62,645	218,107
Deferred stock-based compensation	(33)	—
Accumulated other comprehensive income	22	—
Accumulated deficit	(4,311)	(3,022)

Total shareholders’ equity	58,334	215,107

Total liabilities and shareholders’ equity	$77,175	$250,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands, except share and per share amounts)
Revenues:
Products	$19,434	$24,033	$56,502	$61,450
Service	3,064	3,413	9,296	9,294

Total revenues	22,498	27,446	65,798	70,744

Cost of Revenues:
Products	10,800	13,029	31,666	32,909
Service	1,798	2,139	5,556	5,916

Total cost of revenues	12,598	15,168	37,222	38,825

Gross profit	9,900	12,278	28,576	31,919

Operating Expenses:
Research and development	1,882	2,262	5,509	5,979
Sales and marketing	4,768	6,601	13,506	15,850
General and administrative	1,992	4,697	6,065	9,008

Total operating expenses	8,642	13,560	25,080	30,837

Operating income (loss)	1,258	(1,282)	3,496	1,082

Other income (expense):
Interest income (expense), net	38	123	(22)	381
Other income, net	17	34	650	148

Total other income	55	157	628	529

Income (loss) before income taxes and minority interest in consolidated entity	1,313	(1,125)	4,124	1,611
Income tax benefit (expense)	—	558	(70)	(346)

Income (loss) before minority interest in consolidated entity	1,313	(567)	4,054	1,265
Minority interest in (income) loss of consolidated entity	5	(2)	35	24

Net income (loss)	$1,318	$(569)	$4,089	$1,289

Net income (loss) per share — basic	$0.12	$(0.04)	$0.41	$0.11

Net income (loss) per share — diluted	$0.12	$(0.04)	$0.38	$0.10

Weighted average shares outstanding — basic	10,760,222	14,523,096	10,034,853	12,099,187

Weighted average shares outstanding — diluted	11,345,635	14,523,096	10,768,674	12,429,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands)
Operating Activities:

Net income (loss)	$1,318	$(569)	$4,089	$1,289
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities—
Depreciation and amortization	392	792	1,180	1,606
Deferred income taxes	4	(541)	14	291
Stock-based compensation	18	—	54	39
Minority interest in (income) loss of consolidated entity	(5)	2	(35)	(24)
Gain on sale of marketable equity securities	—	—	—	(15)
Gain on sale of hemodynamic monitoring business	—	—	(633)	—
Loss on disposal of equipment	—	—	4	—
Changes in operating assets and liabilities, net of businesses acquired and divested:
Accounts receivable	(310)	(481)	(1,368)	160
Inventories	563	1,081	1,020	696
Prepaid expenses and other assets	50	117	(60)	(18)
Accounts payable	25	(1,864)	(190)	(1,967)
Accrued liabilities	372	626	(1,482)	(791)
Warranty liability	(1)	(188)	(35)	(222)
Deferred revenue	72	190	63	498

Net cash flows from (used in) operating activities	2,498	(835)	2,621	1,542

Investing Activities:
Purchases of machinery and equipment	(228)	(164)	(343)	(491)
Payments of acquisition related costs, net of cash acquired	—	(14,806)	—	(15,903)
Proceeds from sale of marketable equity securities	—	—	—	625
Purchase of technology	—	—	(125)	—

Net cash flows used in investing activities	(228)	(14,970)	(468)	(15,769)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	329	234	736	584
Proceeds from issuance of stock, net of issuance costs	(340)	(140)	15,451	(140)
Repayments on bank line of credit, net	—	—	(354)	—
Payment of note payable in connection with purchase of technology	(125)	—	(125)	—
Payments of long term debt	(90)	—	(272)	—

Net cash flows from (used in) financing activities	(226)	94	15,436	444

Net change in cash and cash equivalents	2,044	(15,711)	17,589	(13,783)
Cash and cash equivalents, beginning of period	15,730	23,830	185	21,902

Cash and cash equivalents, end of period	$17,774	$8,119	$17,774	$8,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
     Cardiac Science Corporation, a Delaware corporation, was originally incorporated on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” In the merger transaction, which was consummated on September 1, 2005, a wholly-owned merger subsidiary of CSQ Holding Company was merged with and into Quinton, and Quinton, as the surviving corporation of that merger, was thereafter merged with and into CSQ Holding Company. In addition, another wholly-owned merger subsidiary of CSQ Holding Company was merged with and into CSI, which was the surviving corporation of that merger. In connection with the merger transaction, CSQ Holding Company’s name was changed to Cardiac Science Corporation, and CSI’s name was changed to Cardiac Science Operating Company. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock in accordance with the terms of the Agreement and Plan of Merger dated as of February 28, 2005, as amended. Cardiac Science Corporation, its direct and indirect wholly-owned subsidiaries Quinton Cardiology, Inc., Cardiac Science Operating Company, Cardiac Science International A/S, Cardiac Science Holdings (UK) Ltd. and its majority owned indirect subsidiary Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”) are collectively referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease, develops, manufactures and markets lifesaving public access defibrillators, or AEDs, and other defibrillation products and provides comprehensive AED and cardiopulmonary resuscitation (CPR) training services.
     For accounting purposes, the merger transaction was treated as an acquisition by Quinton of CSI as of September 1, 2005, and the Company is the accounting successor to Quinton. In the merger transaction, each issued and outstanding share of Quinton’s and CSI’s common stock was exchanged for 0.77184895 and 0.10 shares, respectively, of Cardiac Science Corporation’s common stock. All share and per share data included in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share on September 1, 2005.
2. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed financial statements present the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2005, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004 and 2005 and the condensed consolidated statements of cash flows for the three and nine-month periods ended September 30, 2004 and 2005 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2004 was derived from Quinton’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Quinton’s annual report on Form 10-K/A for the fiscal year ended December 31, 2004 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
     Certain prior year amounts have been reclassified to conform to current period presentation.

     Use of Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include but are not limited to estimates assessing the collectability of accounts receivable, the salability and recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realizability of deferred tax assets, the calculation of our effective tax rate, the impairment of goodwill and long-lived assets, estimates of fair values of assets acquired in business combinations and the useful lives of tangible and intangible assets. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. The Company reviews estimates and assumptions periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from these estimates.
     Net Income Per Share
     In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Potential common shares are excluded from the calculation if their effect is antidilutive.
     The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands, except share amounts)
Numerator:
Net income (loss)	$1,318	$(569)	$4,089	$1,289

Denominator:
Weighted average shares for basic calculation	10,760,222	14,523,096	10,034,853	12,099,187
Incremental shares from employee stock options	585,413	—	733,821	330,538

Weighted average shares for diluted calculation	11,345,635	14,523,096	10,768,674	12,429,725

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options and warrants excluded from the computation of diluted income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Antidilutive shares issuable upon exercise of stock options	670,137	2,051,836	229,811	956,593
Antidilutive shares issuable upon exercise of warrants	—	110,313	—	36,768

     Accounting for Stock-Based Compensation
     The Company has elected to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for stock options issued to employees. In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. The Company accounts for stock options issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
     Had compensation cost been determined based on the fair value of the option awards at the grant dates during the three and nine-month periods ended September 30, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s reported net income (loss) would have been the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Net income (loss) — as reported	$1,318	$(569)	$4,089	$1,289
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	18	—	54	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0, $39, $0 and $150	(567)	(550)	(1,543)	(1,645)

Net income (loss) — pro forma	$769	$(1,119)	$2,600	$(317)

Net income (loss) per share — as reported — basic	$0.12	$(0.04)	$0.41	$0.11
Net income (loss) per share — as reported — diluted	$0.12	$(0.04)	$0.38	$0.10

Net income (loss) per share — pro forma — basic	$0.07	$(0.08)	$0.26	$(0.03)
Net income (loss) per share — pro forma — diluted	$0.07	$(0.08)	$0.25	$(0.03)
     The following table sets forth, consistent with the provisions of SFAS No. 123, the denominator for calculating pro forma diluted net income per share for each respective period:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
Denominator:
Pro forma weighted average shares for basic calculation	10,760,222	14,523,096	10,034,853	12,099,187
Pro forma incremental shares from employee stock options	79,535	—	248,883	—

Pro forma weighted average shares for diluted calculation	10,839,757	14,523,096	10,283,736	12,099,187

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants issued during the nine-months ended September 30, 2005: volatility of 62.0%, risk-free interest rate of 4.5%, expected life of 6.25 years and zero dividend yield. The following assumptions were used for grants issued during the three and nine-months ended September 30, 2004: volatility of 70.0%, risk-free interest rate of 3.8%, expected life of 7.00 years and zero dividend yield.
     The Company calculated the fair value of each employee stock purchase right under the Company’s 2002 Employee Stock Purchase Plan using the Black-Scholes option-pricing model. The following assumptions were used for employee stock purchase rights during the three and nine-months ended September 30, 2005: volatility of 64.6%, risk-free interest rate of 2.7%, expected life of 0.5 year and zero dividend yield. The following assumptions were used for employee stock purchase rights during the three and nine-months ended September 30, 2004: volatility of 70.0%, risk-free interest rate of 2.0%, expected life of 0.5 year and zero dividend yield.

     Goodwill
     Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with Quinton’s acquisitions of a medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. (“Burdick”) in 2003 and in connection with the merger transaction between Quinton and CSI in September 2005. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not being amortized. Also in accordance with SFAS No. 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of general cardiology products, which includes the service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
     SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts, and as a result, the second step of the impairment test, which would compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was unnecessary for the periods presented.
     Intangible Assets
     The following table sets forth the balances of intangible assets at September 30, 2005:

			Accumulated
	Useful life	Cost	Amortization	Net
			(in thousands)
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(144)	8,506
Cardiac Science developed technology	8 years	11,810	(98)	11,712
Burdick distributor relationships	10 years	1,400	(385)	1,015
Burdick developed technology	7 years	860	(338)	522
Patents and patent applications	5-10 years	1,230	(790)	440

		$38,730	$(1,755)	$36,975

     In accordance with SFAS No. 142, intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The Company’s intangible assets related to the Burdick and Cardiac Science trade name, developed technology and distributor and customer relationships were acquired in acquisitions. Management uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick and Cardiac Science trade names have indefinite lives, and accordingly, values of the trade names are not amortized. The useful lives of developed technologies were based on the estimated remaining economic lives of the related products. The useful lives of the distributor relationships were based on historical turnover experience and in consideration of the long standing and stable nature of these relationships, among other factors. The useful lives of customer relationships were based on expected turnover experience, among other factors. The Company evaluates the remaining useful lives of amortizable intangibles annually.

     The Company annually re-evaluates its conclusion that the trade names have indefinite lives and makes a judgment about whether there are factors that would limit the ability to benefit from the trade names in the future. If there were such factors, the Company would amortize the value of the trade names. Management annually reviews trade name intangible assets for impairment by comparing the fair value of the asset to its carrying value. The Company uses judgment to estimate the fair value of trade names. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate.
     The Company recorded amortization expense for identifiable intangibles using the straight-line method of $81,000 and $323,000 in the three-month periods ended September 30, 2004 and 2005, respectively, and $242,000 and $485,000 in the nine-month periods ended September 30, 2004 and 2005, respectively.
     The following table sets forth future estimated intangible asset amortization expense remaining for the years ending December 31:

(in thousands)
2005	$907
2006	3,583
2007	3,571
2008	3,533
2009	3,533
2010	2,834
Thereafter	4,234

$22,195

     Long-Lived Assets
     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
     Revenue Recognition
     The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Emerging Issues Task Force consensus on Issue No. 00-21, “Revenue arrangements with Multiple Deliverables”, and, in addition, to the extent revenues are allocated to software elements, AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”
     Revenue from sales of products is generally recognized when title transfers to the customer, typically upon shipment. Some of the Company’s customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, the Company recognizes revenue on sales of products made to distributors when the product is shipped to its distributors and all significant obligations of the Company have been satisfied. In making a determination of whether significant obligations have been met, the Company evaluates any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is determined to be inconsequential or perfunctory, the Company defers the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed. Distributors do not have price protection and generally do not have product return rights, except in limited cases upon termination of the distributor agreement. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. The determination of whether sales to distributors are contingent on resale is subjective because the Company must assess the financial wherewithal of the distributor to pay regardless of resale. For sales to distributors, the Company considers several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.
     The Company offers limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. The Company has no arrangements that provide for volume discounts based on meeting certain quarterly or annual purchase levels. Rebates are paid quarterly or annually and are accrued for as incurred.
     With respect to software revenue, the fair value of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. The Company occasionally sells software and hardware upgrades on a bundled and stand alone basis. With respect to software upgrades, the fair value of undelivered software upgrades is deferred and recognized upon delivery of the specified upgrades. With respect to hardware upgrades, the Company recognizes revenue when the hardware is shipped.
     When a product upgrade for a system will be released in the near future, the Company occasionally sells purchasers of the system the right to upgrade to the new version when it is released. The timing of recognition of revenues from system sales that include upgrade rights depends on the Company’s judgment about whether there is sufficient objective evidence regarding the fair value of the upgrade right. If there is sufficient objective evidence of the fair value of the upgrade right, revenue is recognized from the sale of the system, net of the fair value of the upgrade right, at the time of shipment and revenue related to the fair value of the upgrade rights is deferred until the upgrade is shipped. If there is not sufficient evidence of the fair value of the upgrade right, the Company defers all revenues from the sale of the system, including the upgrade right, until the upgrade is shipped. The factors considered in determining if there is adequate evidence of fair value include whether the undelivered upgrade right is sold separately at prices that, in the Company’s judgment, are within a narrow range or, if the upgrade right has not been sold separately, based on renewal rates. The timing of revenue recognition could be materially affected if different judgments are made regarding the sufficiency of the evidence regarding the fair value of these upgrade rights.
     The Company considers program management packages and training and other services as separate units of accounting when sold with an automated external defibrillator (“AED”) based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to agreements that exist with some customers pursuant to annual or multi-year terms, are deferred and amortized on a straight-line basis over the related contract period.
     The Company offers optional extended service contracts to customers. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Service revenues are recognized on a straight-line basis over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For services performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is reasonably assured.
     Upfront license fees are deferred and recognized to revenue using the straight-line method over the term of the related license agreement. Royalty revenues are due and payable quarterly (generally 60 days after period end) pursuant to the related license agreements. An estimate of royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results adjusted for any new information or trends known to management at the time of estimation.
     Deferred Revenue
     Deferred revenue consists of invoiced products, training and service revenue that have not been delivered and license fee revenues and extended service contract revenues that have remaining contract or agreement terms. Products revenue is recognized after the Company has met all of its installation and integration obligations, and training and service revenue is recognized at the time the service is provided. In addition, extended service contracts and license fees received in connection with certain licensing agreements and extended service contracts are deferred, and revenue is recognized over the term of the respective agreements or contracts using the straight-line method.
     Foreign Currency
     The functional currency of the Company’s foreign operations in Denmark and the U.K. is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not material in any period.
     The functional currency of the Company’s Shanghai-Quinton joint venture is the local currency. Thus, assets and liabilities are translated to U.S. dollars at exchange rates in effect at period end. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not material in any period.
     Purchase Accounting
     SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The merger transaction was accounted for as an acquisition by Quinton of CSI under the purchase method of accounting in accordance with SFAS No. 141, and the Company allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. The purchase price allocation was made based on the Company’s preliminary estimates of fair values which may differ materially from the Company’s final estimates.
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for the Company in the first quarter of 2006. SFAS No. 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS No. 123R. Based on existing options outstanding as of September 30, 2005, the Company anticipates it will record approximately $1,600,000 in pre-tax stock-based compensation expense in 2006. The Company would record higher stock-based compensation expense if it grants additional options in the fourth quarter of 2005 and in 2006 and beyond, which in turn could further impact the Company’s results of operations. In addition, the Company anticipates that it will record stock-based compensation expense relating to its Employee Stock Purchase Plan (“the Plan”), which allows employees to purchase Company stock at a discount. The amount of future stock-based compensation expense will be dependent upon the level of participation in the Plan, the Company’s stock price and other factors in future periods.
     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 requires abnormal amounts of inventory costs related to idle facility, freight handling and wasted material expenses to be recognized as current period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The standard is effective for fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS No. 151 will not have a material impact on its results of operations and financial position.
     In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — an amendment of Accounting Principles Board (“APB”) Opinion No. 29 ‘Accounting for Non-monetary Transactions.’” The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its results of operations and financial position.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which aims to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets when a retirement depends on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on the Company’s results of operations and financial position.

     In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB No. 3.” SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The Company does not expect adoption of this statement to have a material impact on its results of operations and financial position.
3. Merger Transaction with Cardiac Science, Inc.
     The merger transaction was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Quinton is the acquiring entity for financial reporting purposes based on the criteria for determining the accounting acquirer set forth in Statement 141. These criteria include, but are not limited to: relative share ownership of the combined entity, composition of and ability to elect the board of directors, and the entity from which senior management positions are filled. A majority of the Company’s board of directors is comprised of Quinton directors. In addition, Quinton executives fill a majority of senior management positions, thereby directing policies, strategic direction, and day to day operations.
     The reasons for the merger transaction included the expectation that the combined company will benefit from enhanced prospects for revenue growth by expanding its product portfolio, will posses stronger distribution capabilities in both domestic and international medical device markets, and will realize cost savings through consolidating research, development, manufacturing and administrative functions.
     Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted preliminary valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s preliminary estimates of fair values. A final determination of these fair values will include management’s consideration of final valuations prepared by the valuation specialists. Additionally, fair values of the other assets acquired and liabilities assumed have been based on preliminary estimates. The fair value estimates of all acquired assets and liabilities are preliminary because management has not yet obtained all of the information that it has arranged to obtain and that is known to be available.
     Additionally, deferred income tax adjustments recorded in connection with the merger transaction will differ from amounts initially recorded as management obtains all information that is has arranged to obtain and that is known to be available, and adjusts the allocation of purchase price, accordingly. Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its preliminary assessment that it is more likely than not that the Company will realize the benefit of preliminarily determined acquired deferred tax assets. However, adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of its final purchase price allocation.
     As a result of the merger transaction, there has been an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code. As a result of such ownership change, the amount of taxable income in any year (or portions of a year) subsequent to the ownership change that may be offset by Quinton’s and CSI’s net operating losses (“NOL”s) from periods prior to the date of such ownership change generally cannot exceed the Section 382 limitation. Based on currently available information, it is not expected that the ownership change will materially affect the ultimate availability of Quinton’s NOLs or tax credit carryforwards to reduce tax liabilities in future taxable periods. It is expected that the ownership change will materially affect the availability of a significant portion of CSI’s NOLs, and its tax credit carryforwards, to reduce future income tax liabilities.

     The purchase consideration of $180,936,000 was allocated to CSI’s assets and liabilities and consisted of the following:
     • 11,467,753 shares of common stock valued at approximately $146,911,000 issued to CSI stockholders and senior note holders. The fair value of common stock issued is based on a per share value of $12.81, which is equal to Quinton’s average closing price per share as reported on The Nasdaq National Market for the trading-day period two days before and after February 28, 2005, the date of the Merger Agreement, adjusted by the Quinton exchange ratio.
     • Cash payment of $20,000,000 to the CSI senior note holders.
     • 1,229,881 vested options to purchase shares of common stock issued to CSI option holders, valued at $7,402,000 calculated using the Black-Scholes option-pricing model.
     • 330,909 exercisable warrants to purchase shares of common stock issued to certain CSI warrant holders, valued at $1,320,000 calculated using the Black-Scholes option-pricing model.
     • $3,090,000 in accrued liabilities related to estimated exit and severance costs.
     • $2,213,000 in estimated transaction related costs of the acquirer of which $654,000 remains unpaid at September 30, 2005.
     Indirect and general expenses related to the transaction were expensed as incurred.
     The following table summarizes total purchase consideration:

(in thousands)
Cash	$20,000
Shares	146,911
Options	7,402
Warrants	1,320
Accrued liabilities	3,090
Transaction costs	2,213

Total	$180,936

     The Company has not obtained all of the information the Company has arranged to obtain in order to finalize the purchase price allocation. The purchase price, including incremental costs directly related to the transaction, was preliminarily allocated as of September 1, 2005, based on information currently available, as follows:

(in thousands)
Cash and cash equivalents	$6,295
Accounts receivable, net of allowance for doubtful accounts	6,842
Inventories	13,590
Net deferred tax assets, current	6,160
Prepaid expenses and other current assets	1,740
Machinery and equipment	3,958
Net deferred tax assets, non-current	19,450
Other long term assets	272
Intangible assets	31,840
Goodwill	105,635

Total assets acquired	195,782
Current liabilities	(12,785)
Other liabilities	(2,061)

Net assets acquired	$180,936

CSI’s finished goods inventories acquired as a part of the transaction are recorded at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort, and raw materials inventories are recorded at estimated replacement cost. The purchase cost allocated to inventories at September 1, 2005 exceeded CSI’s net book value by approximately $1.8 million, before reduction of approximately $1.5 million to reduce certain inventories due to changes in business plans and directions with respect to certain CSI inventories to the extent that such inventories are not anticipated to be marketed by the combined entity in a similar manner or extent as that anticipated by CSI. The increase in finished goods inventory value will be recorded as a cost of revenues over the period that the related inventory is sold, of which $515,000 was charged to cost of sales during the three-month period ended September 30, 2005. The remaining increase in the finished goods inventory valuation will be charged to cost of sales as the associated inventories are sold in the normal course of business.
     Intangible assets preliminarily recorded in the business combination consist of the Cardiac Science trade name of $11,380,000, developed technology of $11,810,000 and customer relationships of $8,650,000. At this time, management has not identified the existence of any in-process research and development to be written off.
     The estimate of useful lives of each intangible asset was based on an analysis by management of all pertinent factors. These factors include the expected use of the asset by the Company, the expected useful life of another asset or a group of assets to which the useful life of an asset may relate, any legal, regulatory, or contractual provisions that may limit the useful life, any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost, the effects of obsolescence, demand, competition, and other economic factors, and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.
     Management estimated intangible asset lives as eight years for developed technology and five years for customer based intangibles, resulting in a weighted average useful life of acquired amortizable intangible assets of 6.7 years. Estimated annual expense for amortization of identifiable intangible assets approximates $3.2 million for the first five years and $1.5 million for the next three years.
     Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the Cardiac Science trade name and accordingly has considered the useful life of the trade name to be indefinite.
     Goodwill relating to previous acquisitions by CSI of approximately $38,067,000 is expected to be deductible for tax purposes.
     The following pro forma data summarizes the results of operations for the three and nine-month periods ended September 30, 2004 and 2005 as if the merger had been completed as of January 1, 2004 for the periods ended September 30, 2004 and January 1, 2005 for the periods ended September 30, 2005. The pro forma data gives effect to actual operating results prior to the merger transaction, adjusted to include the pro forma effect of, among others, increases in amortization expense of identified intangible assets, elimination of interest expense on retired debt and interest income on cash utilized to retire debt, and amortization of the increase in inventory:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands, except per share amounts)
Revenues	$37,010	$32,907	$113,231	$106,091
Net loss	$(2,339)	$(4,716)	$(7,099)	$(59,007)
Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.34)	$(2.64)
     Operating results for the three and nine months ended September 30, 2005 include transaction related nonrecurring expenses incurred by CSI of approximately $1,453,000 and $3,150,000, respectively, consisting primarily of legal, accounting and other professional consulting fees. Additionally, operating results for the three and nine months include additional expenses of approximately $726,000 relating to retention bonuses and other post-merger integration activities and nonrecurring expenses of $1,121,000 relating to insurance policies. Pro forma results of operations for the three and nine months ended September 30, 2005 include $30,000 and $1,850,000, respectively, of additional costs of revenues relating to the expensing of the purchase accounting inventory write-up. Pro forma results of operations for the nine months ended September 30, 2005, include a goodwill impairment charge of $47,269,000 recorded by CSI during March 2005.
     Pro forma income tax benefits have been recorded for the three and nine months ended September 30, 2005 on pro forma losses before income tax and minority interest calculated by applying the Company’s estimated pro forma effective tax rates of approximately 35.9% and 9.5%, respectively. Because Quinton did not eliminate its deferred tax asset valuation allowance until the fourth quarter of 2004 and CSI had a deferred tax asset valuation allowance for all of 2004, pro forma results of operations for 2004 interim periods include income tax expense (benefit) as previously reported by Quinton and CSI. Pro forma results for the full year 2004 will include a tax benefit on the full year pro forma loss before income tax and minority interest and a tax benefit resulting from the elimination of Quinton’s deferred tax asset valuation allowance.
4. Segment Reporting
     The Company follows the provisions of Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.
     The Company’s chief operating decision makers are the Chief Executive Officer and other senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various non-invasive cardiology products and services.
     The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.
     The following table summarizes revenues by product line:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
		(in thousands)
Diagnostic products	$19,434	$18,765	$56,502	$56,182
Defibrillation products	—	5,268	—	5,268
Service	3,064	3,413	9,296	9,294

Total	$22,498	$27,446	$65,798	$70,744

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
		(in thousands)
Domestic	$20,895	$24,188	$61,408	$64,174
Foreign	1,603	3,258	4,390	6,570

Total	$22,498	$27,446	$65,798	$70,744

     All intangible assets are domestic. The following table summarizes machinery and equipment, net of accumulated depreciation, by geographic location:

	December 31,	September 30,
	2004	2005
Domestic	$4,250	$7,456
Foreign	64	184

Total	$4,314	$7,640

5. Restructuring Costs
     The merger transaction caused excess facilities and redundant employee positions.
     The following table summarizes restructuring activity during the nine months ended September 30, 2005:

		Accrued as
	Balance	part of the			Balance at
	at December 31,	merger		Cash	September 30,
	2004	transaction	Additions	expenditures	2005
			(in thousands)
Vacated facilities	$—	$2,679	$—	$—	$2,679
Employee severance and retention costs	—	1,702	645	(181)	2,166
     $1,388,000 was accrued as part of the merger transaction purchase price to accrue for lease exit costs associated with the Irvine, California, Minnetonka, Minnesota facilities and other operating leases. In addition, a restructuring liability with a preliminarily estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
     During the third quarter of 2005, the Company recorded a charge of $645,000, which consisted of employee retention costs and other benefits resulting from a reduction in force across all Company functions of 101 employees.
     Accrued exit costs relating to the Irvine, California lease will be paid mostly in the fourth quarter of 2005 and first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms of the Minnetonka, Minnesota and Solon and Warransville, Ohio facilities, which end in August 2007 and January 2009, respectively.
6. Lease Commitments Acquired in the Merger Transaction
     The table below summarizes the Company’s operating lease obligations acquired as a result of the merger transaction as of September 30, 2005:

			1 – 3	3 – 5	After
	Total	Less than 1 year	years	years	5 years
	(in thousands)
Total operating lease obligations	$5,569	$2,450	$2,839	$280	$—

7. Stock Option Plans Assumed in the Merger Transaction
     The Company assumed CSI’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) in connection with the merger transaction. The 1997 Plan provides for the granting of incentive or non-qualified stock options to employees of the Company, including officers, and non-qualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. The 1997 Plan is subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year. The per share exercise price of an incentive stock option granted under the 1997 Plan must not be less than 100% of the fair market value of a share of the common stock on the date of grant and the option may not be exercised more than 10 years after its grant date. If an incentive stock option is granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value and the option may not be exercised more than five years after its grant date. Option grants under the 1997 Plan generally vest over a period of four years. Outstanding options may be terminated or accelerated in the event of certain corporate acquisitions or other change of control events. All options outstanding immediately prior to the merger transaction will become fully vested and immediately exercisable as a result of the merger transaction. Pursuant to Nasdaq rules (a) employees, directors, independent contractors, and advisors of CSI prior to the merger transaction and any new employees, directors, independent contractors, and advisors of the Company after the merger transaction, will be eligible to receive awards under the 1997 Plan and (b) any employees, directors, independent contractors, or advisors of Quinton prior to the merger transaction will not be eligible to receive awards under the 1997 Plan. As of September 30, 2005 there were approximately 96,448 shares of the Company’s common stock available for grant and approximately 1,135,706 shares subject to outstanding options under the 1997 Plan. In addition, shares that are forfeited or repurchased or otherwise cease to be subject to awards without shares being issued under the 1997 Plan will again be available for issuance under the 1997 Plan.
8. Warrants Assumed in the Merger Transaction
     The following table summarizes warrants assumed in connection with the merger transaction that were outstanding and exercisable at September 30, 2005:

	Warrants
	Outstanding and	Exercise price	Expiration
Grant Date	Exercisable	per share	Date
1997	7,500	$22.50	2007
2001	300	20.00	2006
2002	1,500	18.00	2007
2002	2,500	17.50	2012
2003	1,500	32.70	2008
2003	75,000	30.00	2007
2003	10,000	46.10	2008
2003	22,333	50.00	2008
2004	1,500	19.50	2009
2004	208,776	25.00	2009

Total	330,909

Weighted average exercise price		$28.32
9. Employee Benefit Plan Acquired in the Merger Transaction
     The Company acquired the Cardiac Science, Inc. 401(k) Retirement Plan (the “401(k) Plan”) in connection with the merger transaction. The 401(k) Plan covers all of CSI’s full-time employees, and certain part-time employees, who meet certain eligibility requirements. The Company may contribute to the plan on a discretionary basis. As of September 30, 2005, neither the Company nor CSI had ever contributed to the plan.

10. Inventories
     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	December 31,	September 30,
	2004	2005
	(in thousands)
Raw materials	$7,879	$17,809
Work in process	—	165
Finished goods	3,168	5,967

Total inventories	$11,047	$23,941

11. Credit Facility
     Borrowings under the Company’s line of credit are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. Per the amended loan agreement dated September 28, 2005, this line of credit bears interest based on the bank’s prime rate, provided that the interest rate in effect on any day shall not be less than 6.25% per annum. The interest rates at December 31, 2004 and September 30, 2005 were 5.25% and 6.75%, respectively. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. The current line of credit expires on September 28, 2007. At December 31, 2004 and September 30, 2005, the Company did not have any borrowings under this line of credit. As of September 30, 2005, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less $412,000 which was pledged as collateral for certain letters of credit. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2004 and September 30, 2005, the Company was in compliance with all covenants under the credit facility.
12. Warranty Liability
     Changes in the warranty liability for the three and nine months ended September 30, 2004 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Warranty liability, beginning of the period	$2,010	$2,059	$2,059	$2,093
Assumed from CSI	—	463	—	463
Charged to cost of revenues	207	396	986	1,159
Warranty expenditures	(208)	(584)	(1,036)	(1,381)

Warranty liability, end of the period	$2,009	$2,334	$2,009	$2,334

13. Comprehensive Income (Loss)
     The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. Comprehensive income (loss), net of any related tax effects, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
	(in thousands)		(in thousands)
Net income (loss)	$1,318	$(569)	$4,089	$1,289
Other comprehensive loss, net of related tax effects of $0, $0, $0 and $13	—	—	—	(22)

Total comprehensive income (loss)	$1,318	$(569)	$4,089	$1,267

14. Commitments and Contingencies
     Legal Matters
     In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator,”“HeartStart,”“HeartStart FR2,” and the “HeartStart Home Defibrillator,” infringe at least ten of the Company’s United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that the Company’s products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.
     In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent has been submitted before the United States Patent and Trademark Office for reexamination. In October 2004, the District Court issued an order staying the litigation pending resolution of the reexamination. At this stage of the litigation, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable.
     In March 2005, six complaints were filed in the Chancery Court of Delaware concerning CSI’s merger agreement with Quinton and the merger transaction contemplated thereby. These six actions were later consolidated into what is referred to for purposes of this section as the consolidated action. On May 17, 2005, an amended complaint was filed in the consolidated action. The six original complains were:
•	Deborah Silver v. Cardiac Science, Inc., et al., Case No. 1138-N;

•	Lisa A. Weber v. Cardiac Science, Inc., et al. Case No. 1140-N;

•	Suan Investments, Inc. v. Raymond W. Cohen, et al., Case No. 1148-N;

•	David Shaev, et al. v. Cardiac Science, Inc., et al., Case No. 1153-N;

•	Irvin M. Chase, et al., v. Cardiac Science, Inc., et al., Case No. 1159-N; and

•	James Stellato v. Cardiac Science, Inc., et al., Case No. 1162-N.

     In March 2005, the following complaints, which are referred to as the California actions, were filed in the Superior Court of Orange County, California concerning such merger agreement and transaction:
•	Albert Rosenfeld v. Cardiac Science, Inc., et al. Case No. 05CC00057; and

•	Jerrold Schaffer v. Cardiac Science, Inc., et al., Case No. 05CC00059.
     On April 1, 2005, a complaint was filed in the Chancery Court of Delaware, Oppenheim Pramerica Asset Management v. Cardiac Science, Inc. et al., Case No. 1222-N, which is referred to as the Oppenheim action. The Oppenheim action has not been consolidated with the consolidated action. On May 10, 2005, an amended complaint was filed by the plaintiffs in the Oppenheim action. The Oppenheim action and consolidated actions are hereinafter referred to as the Delaware actions for purposes of this section.
     Generally, the complaints allege that CSI’s board of directors breached its fiduciary obligations with respect to the merger transaction between CSI and Quinton because the board of directors did not negotiate sufficient compensation for CSI’s shareholders and because the board of directors engaged in self-dealing in connection with CSI’s senior note holders. The amended complaints filed in Delaware also allege that the preliminary joint proxy statement/prospectus filed with the SEC in connection with the merger transaction did not adequately disclose material information about the transaction. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that CSI’s board of directors hold an auction to obtain the best value for CSI’s shareholders.
     In June 2005, pursuant to an agreement of the parties to these actions, plaintiffs’ counsel withdrew their motion for preliminary injunction and, on June 24, 2005, counsel for the parties in the consolidated action and the Oppenheim action executed a memorandum of understanding. As a result, plaintiffs’ counsel agreed to dismiss all disclosure related claims with prejudice and to release all parties associated with the transaction in connection with such claims in exchange for CSI’s agreement to include certain additional disclosures in the joint proxy statement/prospectus. Plaintiffs’ counsel in the consolidated action also agreed to dismiss the remainder of their complaint without prejudice. Plaintiffs’ counsels in the Delaware actions intend to apply to the Chancery Court of Delaware for attorneys’ fees. The agreement with plaintiffs’ counsel in the Delaware actions is subject to final approval by the Chancery Court of Delaware. The Company expects that certain of the costs and fees associated with these claims will be eligible for reimbursement under CSI’s insurance policies.
     Plaintiffs in the consolidated, California or Oppenheim actions may seek other remedies for their purported claims, including damages. The Company will vigorously contest any such claim for damages or other remedies.
     The Company is a defendant in various other legal matters arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the Company’s consolidated financial position, results of operation or cash flows.
     Performance Guarantees
     At September 30, 2005, the Company’s Danish subsidiary had bank performance guarantees totaling 1,612,000 Danish Kroner (approximately $260,000 in U.S. dollars) that were issued in 1999 through 2002 in connection with sales contracts to foreign governments. These bank performance guarantees expire in 2005 and 2006 but are not officially released until the customer notifies the bank that renewal is not required. In addition, the Company had performance bonds of $412,000 outstanding at September 30, 2005 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with sales contracts. The performance bonds expire in 2005 and 2007. The Company has no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts.
     Registration Obligations
     The Company is required to file a registration statement on Form S-3 within 90 days following the completion of the merger transaction. This registration statement will register for resale certain shares of the Company’s common stock. If the Form S-3 does not become effective within 180 days after completion of the merger transaction or if, after becoming effective, the Form S-3 ceases to be effective for any reason, holders of the shares subject to the registration rights will have the right to demand that their shares be registered by the Company on any appropriate form then available to the Company.

     Distribution Agreements
     In July 2003, CSI entered into two separate agreements with GE Healthcare under which GE Healthcare will market the Company’s AED and CRM products under the GE Healthcare name in international markets. Under the OEM Purchase and Supply Agreement (the “OEM Agreement”), the Company sells to GE Healthcare a private labeled version of its G-3 AED and CRM products. GE Healthcare has the right to sell these products on a non-exclusive basis worldwide, excluding Japan. Product pricing is fixed for the term of the OEM Agreement irrespective of volume purchased. The term of the OEM Agreement is three years and there are no minimum purchase requirements. CSI began shipping AED and CRM products to GE Healthcare in September 2003. Under the OEM Purchase Agreement (the “Development Agreement”), the Company has agreed to develop and manufacture for GE Healthcare a line of standard “crash-cart” type defibrillators which incorporate the Company’s proprietary technology, as well as certain GE Healthcare technology. GE Healthcare has the exclusive worldwide marketing and distribution rights to this product line. Product prices are tied to annual purchase quantities. The term of the Development Agreement is three years from the date GE Healthcare receives product for resale, but may be cancelled by GE Healthcare if certain product development milestones are not met. In the Development Agreement, GE Healthcare agreed to minimum purchases quantities per calendar quarter, commencing with the first full calendar quarter after the delivery of product for resale. The minimum purchase requirements are subject to certain product development and regulatory milestones being met by the Company.
     In June 2005, CSI entered into an Exclusive Distribution Agreement with GE Healthcare under which GE Healthcare has the exclusive right to promote, sell and distribute OEM Products, including Parts and Accessories, and all of the Company’s other defibrillators, accessories, consumables or other products that may be supplied in conjunction with or as upgraded models to such defibrillators to hospitals in the United States and Canada. The agreement terminates June 30, 2009. GE Healthcare has no minimum purchase commitments, however should GE Healthcare not purchase a minimum dollar amount of OEM Products in any one of calendar years 2006, 2007 and 2008, the Company has the option to terminate this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Certain Factors That May Affect Future Results” contained in the Quinton Cardiology Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.
     Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q, including future results of operations or financial position, are forward-looking. We use words such as anticipate, believe, expect, future, intend and similar expressions to identify forward-looking statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Certain Factors That May Affect Future Results” below, those discussed elsewhere in this report and those discussed in Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, as amended on Form 10-K/A filed on April 22, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     On September 1, 2005, Quinton Cardiology Systems, Inc. (“Quinton”), which develops, manufactures, markets, and services a family of advanced cardiology products used in the diagnosis, monitoring, and management of patients with heart disease, combined with Cardiac Science, Inc. (“CSI”),which develops, manufactures and markets lifesaving public access defibrillators, or AEDs, provides comprehensive AED / CPR training services and manufactures and markets other defibrillation products (the “merger transaction”). The combined company is called Cardiac Science Corporation (the “Company”). The reasons for the merger transaction included the expectation that the combined company will benefit from enhanced prospects for revenue growth by expanding its product portfolio, will posses stronger distribution capabilities in both domestic and international medical device markets, and will realize cost savings through consolidating research, development, manufacturing and administrative functions.
     In the merger transaction, stockholders of Quinton received 0.77184895 share of common stock of the Company for each common share of Quinton held, or approximately 48.8% of the total outstanding common stock of the Company as of the date of closing, and stockholders of CSI received 0.10 share of common stock of the Company for each common share of CSI held, or approximately 51.2% of the total outstanding common stock of the Company as of the date of closing, which percentage includes 2,843,915 shares of common stock of the Company issued to the CSI senior note holders in connection with the consummation of the merger transaction. In addition, each outstanding stock option, warrant and right to purchase common stock issued by Quinton and CSI prior to the transaction was assumed by the Company and became a right to purchase a number of shares of Cardiac Science Corporation common stock at an exercise price adjusted in accordance with the appropriate exchange ratio in the merger transaction (other than certain warrants of CSI associated with CSI’s senior debt that were cancelled in connection with the restructuring of such senior debt and warrants).
     For accounting purposes, Quinton was deemed to be the acquiring corporation. Since Cardiac Science Corporation is deemed to be the successor to Quinton for accounting purposes, the Company’s consolidated financial statements represent the historical statements of Quinton and include CSI’s results of operations since September 1, 2005.
     Critical Accounting Estimates and Policies
     To prepare financial statements that conform with accounting principles generally accepted in the United States of America, we must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those affecting revenues, the allowance for doubtful accounts, the salability and recoverability of inventory, the adequacy of warranty liabilities, the fair value and realizability of investments, the calculation of our effective tax rate, the impairment of goodwill and long-lived assets and the useful lives of tangible and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A more complete description of our critical accounting estimates and policies established prior to the end of the fiscal year ended December 31, 2004 is contained in Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the SEC on March 16, 2005, as amended on Form 10-K/A filed on April 22, 2005. A description of critical accounting estimates and policies established or modified as a result of the merger transaction is set forth below.
     Critical Accounting Estimates
     Purchase Price Allocations. In connection with the merger transaction in September 2005, we have preliminarily allocated the purchase price plus transaction costs to the estimated fair values of CSI assets acquired and liabilities assumed. The preliminary purchase price allocation estimates were made based on our preliminary estimates of fair values. Had these preliminary estimates been different, reported amounts allocated to assets and liabilities and results of operations subsequent to the acquisitions could be materially impacted.
     Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted preliminary valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s preliminary estimates of fair values. A final determination of these fair values will include management’s consideration of final valuations prepared by the valuation specialists. Additionally, fair values of the other assets acquired and liabilities assumed have been based on preliminary estimates. The fair value estimates of all acquired assets and liabilities are preliminary because management has not yet obtained all of the information that it has arranged to obtain and that is known to be available.
     Additionally, deferred income tax adjustments recorded in connection with the merger transaction will differ from amounts initially recorded as management obtains all information that is has arranged to obtain and that is known to be available, and adjusts the allocation of purchase price, accordingly. Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its preliminary assessment that it is more likely than not that the Company will realize the benefit of preliminarily determined acquired deferred tax assets. However adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of its final purchase price allocation.
     Goodwill. In September 2005, we recorded preliminary goodwill in connection with the merger transaction with CSI, which represents the excess of cost over the preliminary estimated fair value of CSI’s net assets acquired. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products, which includes our product service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
     Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit, and potentially result in recognition of an impairment of goodwill, which would be reflected as a loss on our statement of operations and as a reduction in the carrying value of goodwill.
     As of September 30, 2005, our stock price had declined 8.8% since our September 1, 2005 merger transaction with CSI. We have estimated that the fair value of our reporting units to which goodwill has been allocated exceed their carrying amounts at September 30, 2005, and as a result, the second step of the impairment test, which would compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was unnecessary. If there are further declines in stock price, or if the fair value of our reporting units is not sufficient to support their carrying values, we will need to perform a test of goodwill impairment on an interim basis, which could result in a material write down of its value.
     Intangible Assets. Our intangible assets are comprised primarily of trade names, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick in 2003 and the merger transaction with CSI. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.
     We believe the Burdick and Cardiac Science trade names have indefinite lives and, accordingly, we do not amortize the trade names. We evaluate this conclusion annually or more frequently if events and circumstances indicate that the asset might be impaired and make a judgment about whether there are factors that would limit our ability to benefit from the trade name in the future. If there were such factors, we would start amortizing the trade name over the expected remaining period in which we believed it would continue to provide benefit. With respect to our developed technology and customer relationship intangible assets, we also evaluate the remaining useful lives annually.
     We evaluate whether our intangible assets are impaired. For our trade names, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.
     Deferred Tax Assets and Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. When appropriate, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our net deferred tax assets.
     Valuation of Long-Lived Assets. We review long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses related to such exposures requires significant judgment about the potential range of outcomes. We are not presently affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to these contingencies. A loss contingency, to be recorded as an expense, must generally be both probable and measurable.
     Restructuring Costs. Our merger transaction with CSI caused excess facilities and redundant employee positions. We recorded an estimated restructuring accrual of $4,381,000 in connection with the merger transaction. Determining the necessary restructuring accrual required us to estimate future sublease income for vacated excess facilities.
Critical Accounting Policies
     Segment Reporting. Accounting standards require companies to disclose certain information about each of their reportable segments. Based on the similar economic and operating characteristics of the components of our business, we have determined that we currently have only one reportable segment, which markets various non-invasive cardiology products and services.
     Revenue Recognition. Revenue from sales of products is generally recognized when title transfers to the customer, typically upon shipment. Some of our customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, we recognize revenue on sales of products made to distributors when the product is shipped to its distributors and all our significant obligations have been satisfied. In making a determination of whether significant obligations have been met, we evaluate any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is determined to be inconsequential or perfunctory, we defer the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed. Distributors do not have price protection and generally do not have product return rights, except in limited cases upon termination of the distributor agreement. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” basis. The determination of whether sales to distributors are contingent on resale is subjective because we must assess the financial wherewithal of the distributor to pay regardless of resale. For sales to distributors, we consider several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.
     We offer limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. We have no arrangements that provide for volume discounts based on meeting certain quarterly or annual purchase levels. Rebates are paid quarterly or annually and are accrued for as incurred.
     With respect to software revenue, the fair value of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. We occasionally sell software and hardware upgrades on a bundled and stand alone basis. With respect to software upgrades, the fair value of undelivered software upgrades is deferred and recognized upon delivery of the specified upgrades. With respect to hardware upgrades, we recognize revenue when the hardware is shipped.
     When a product upgrade for a system will be released in the near future, we occasionally sells purchasers of the system the right to upgrade to the new version when it is released. The timing of recognition of revenues from system sales that include upgrade rights depends on our judgment about whether there is sufficient objective evidence regarding the fair value of the upgrade right. If there is sufficient objective evidence of the fair value of the upgrade right, revenue is recognized from the sale of the system, net of the fair value of the upgrade right, at the time of shipment and revenue related to the fair value of the upgrade rights is deferred until the upgrade is shipped. If there is not sufficient evidence of the fair value of the upgrade right, we defer all revenues from the sale of the system, including the upgrade right, until the upgrade is shipped. The factors considered in determining if there is adequate evidence of fair value include whether the undelivered upgrade right is sold separately at prices that, in our judgment, are within a narrow range or, if the upgrade right has not been sold separately, based on renewal rates. The timing of revenue recognition could be materially affected if different judgments are made regarding the sufficiency of the evidence regarding the fair value of these upgrade rights.
     We consider program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue pursuant to agreements that exist with some customers pursuant to annual or multi-year terms are deferred and amortized on a straight-line basis over the related contract period.
     We offer optional extended service contracts to customers. Fair value is determined to be the price which they are sold to customers on a stand alone basis. Service revenues are recognized on a straight-line basis over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For services performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is reasonably assured.
     Upfront license fees are deferred and recognized to revenue using the straight-line method over the term of the related license agreement. Royalty revenues are due and payable quarterly (generally 60 days after period end) pursuant to the related license agreements. An estimate of royalty revenues is recorded quarterly in the period earned based on the prior quarter’s historical results adjusted for any new information or trends known to management at the time of estimation.
Results of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2005	2004	2005
		(as a percentage of revenues)
Revenues:
Products	86.4%	87.6%	85.9%	86.9%
Service	13.6	12.4	14.1	13.1

Total revenues	100.0	100.0	100.0	100.0

Gross Profit:
Products (as a percentage of products revenues)	44.4	45.8	44.0	46.4
Service (as a percentage of service revenues)	41.3	37.3	40.2	36.3

Gross profit	44.0	44.7	43.4	45.1

Operating Expenses:
Research and development	8.3	8.2	8.4	8.5
Sales and marketing	21.2	24.1	20.5	22.4
General and administrative	8.9	17.1	9.2	12.7

Total operating expenses	38.4	49.4	38.1	43.6

Operating income (loss)	5.6	(4.7)	5.3	1.5

Total other income	0.2	0.6	1.0	0.8
Income tax benefit (expense)	0.0	2.0	(0.1)	(0.5)
Minority interest in loss of consolidated entity	0.0	0.0	0.0	0.0

Net income (loss)	5.8%	(2.1)%	6.2%	1.8%

Three-Month Period Ended September 30, 2005 Compared to the Three-Month Period Ended September 30, 2004
     Consolidated operating results for the three-month period ended September 30, 2005 include the operating results of CSI since September 1, 2005, the date the merger transaction was consummated.
     Revenues
     Revenues increased by $4,948,000, or 22.0%, to $27,446,000 for the three-month period ended September 30, 2005, from $22,498,000 for the comparable period in 2004. This increase was due to the addition of defibrillation products and services revenues, which have been integrated with those of Quinton since September 1, 2005, offset by a modest decline in diagnostic cardiology products revenues.
     Pro forma combined revenues of Quinton and CSI for the three-month periods ended September 30, 2005 and 2004, had the acquisition been completed as the beginning of the periods, would have been $32,907,000 and $37,010,000, respectively. Combined pro forma revenues for the three month period ended September 30, 2004 included sales of approximately $2.6 million to a Japanese distributor. Sales to this distributor for the three month period ended September 30, 2005 were only approximately $200,000, as the distributor temporarily stopped purchasing products while the Company was waiting for regulatory approval of a new product. Such approval has now been received and we expect that this distributor will make more significant purchases in future periods. In addition, pro forma combined sales in the three month period ended September 30, 2004 included approximately $229,000 in sales relating to product lines that were divested later in 2004. Accordingly, there were no significant sales of these products in 2005. Finally, we believe that pro forma combined sales for the three month period ended September 30, 2005 were adversely affected by distractions in our sales force caused by restructuring and other activities associated with the merger.
     Products revenues increased by $4,599,000, or 23.7%, to $24,033,000 for the three-month period ended September 30, 2005, from $19,434,000 for the comparable period in 2004. This increase was primarily due to the impact of defibrillation products revenues, which have been integrated with Quinton’s products revenues since September 1, 2005. The growth in revenues was offset by a small decrease of less than 3% in revenues from diagnostic cardiology products sales channels.
     Service revenues increased by $349,000, or 11.4%, to $3,413,000 for the three-month period ended September 30, 2005 from $3,064,000 for the comparable period in 2004. This increase was primarily due to the impact of defibrillation products service revenues, offset partially by a small decline in diagnostic cardiology products service revenues due primarily from reduced parts and billable labor sales. The diagnostic cardiology product lines experienced a gradual decline in parts and billable labor sales in recent quarters and this mild decline may continue in the near future as our customers continue to replace legacy diagnostic cardiology products with our newer versions. We expect, however, that any continued decline in parts and labor sales would be relatively modest and will ultimately be offset by increases in service contracts on new products.
     Gross Profit
     Gross profit increased by $2,378,000, or 24.0%, to $12,278,000 for the three-month period ended September 30, 2005, from $9,900,000 for the comparable period in 2004. Gross margin increased to 44.7% for the three-month period ended September 30, 2005, from 44.0% for the comparable period in 2004. Gross profit for the three-month period ended September 30, 2005 included charges to cost of revenues arising in connection with the merger of $719,000. This included a charge of $515,000 reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value and its subsequent expensing in the quarter ended September 30, 2005. Additional charges of $214,000 were incurred during the three-month period ended September 30, 2005 relating to retention bonuses and other costs relating to post-merger integration activities. These charges to cost of revenues represented an adverse impact to gross profit of approximately 2.6%. We expect to incur additional charges related to the merger transaction of approximately $1,500,000 and $300,000 in the fourth quarter of 2005 and the first quarter of 2006, respectively, related to the charges referred to above. Based on expected inventory turns, material charges of this nature are not expected to recur beyond the first quarter of 2006.
     Gross profit from products revenues increased by $2,370,000, or 27.4%, to $11,004,000 for the three-month period ended September 30, 2005 from $8,634,000 for the comparable period in 2004. Gross margin from products revenues increased to 45.8% for the three-month period ended September 30, 2005, from 44.4% for the comparable period in 2004. The increase in products gross margin was primarily attributable to the impact of gross margin from defibrillation products, which was combined with gross margin from diagnostic cardiology products since September 1, 2005 and, to a lessor extent, the result of ongoing cost reduction initiatives, combined with changes in product mix. Gross profit for the three-month period ended September 30, 2005 included charges to cost of products revenues of $719,000 discussed above. These charges to cost of products revenues represented an adverse impact to gross margin from products revenues of approximately 3.0 percentage points.
     Gross profit from service revenues increased by $8,000, or 0.6%, to $1,274,000 for the three-month period ended September 30, 2005, from $1,266,000 for the comparable period in 2004. Gross margin from service revenues decreased to 37.3% for the three-month period ended September 30, 2005, from 41.3% for the comparable period in 2004. The decrease in service gross margin was principally attributable to a decrease in diagnostic cardiology service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers. Future decreases in service gross margin are possible if parts and billable labor sales continue to decline and are not offset by increases in contract service revenue. We do not expect that any such margin decreases will be substantial.
     Operating Expenses
     Research and development expenses increased by $380,000, or 20.2%, to $2,262,000 for the three-month period ended September 30, 2005, from $1,882,000 for the comparable period in 2004. This increase was primarily due to the impact of additional research and development expenses relating to the CSI business. As a percentage of revenues, research and development expenses decreased to 8.2% for the three-month period ended September 30, 2005 from 8.3% for the comparable period in 2004.
     Sales and marketing expenses increased by $1,833,000, or 38.4%, to $6,601,000 for the three-month period ended September 30, 2005, from $4,768,000 for the comparable period in 2004. This increase was primarily due to the impact of additional sales and marketing expenses relating to the CSI business and expenses of $219,000 relating to retention bonuses and other costs relating to post-merger integration activities. To a lesser extent, the increase was also due to increases in Quinton’s staffing related expenses and other investments in marketing in 2005 to facilitate future growth. We expect to incur additional charges of approximately $100,000 in the fourth quarter of 2005 relating to retention bonuses and other costs relating to post-merger integration activities. As a percentage of revenues, sales and marketing expenses increased to 24.1% for the three-month period ended September 30, 2005, from 21.2% for the comparable period in 2004. This increase primarily reflects higher proportionate spending on sales and marketing expenses in the CSI business.
     General and administrative expenses increased by $2,705,000, or 135.8%, to $4,697,000 for the three-month period ended September 30, 2005, from $1,992,000 for the comparable period in 2004. This increase was primarily due to the impact of additional general and administrative expenses relating to the CSI business, an increase in amortization expense of $144,000 related to intangible assets acquired in the merger, expenses of $240,000 relating to retention bonuses and other post-merger integration activities and expenses of $1,121,000 relating to the purchase of tail insurance policies pursuant to the merger agreement. We expect to incur additional charges of approximately $400,000 and $200,000 in the fourth quarter of 2005 and the first quarter of 2006, respectively, relating to retention bonuses and other costs relating to post-merger integration activities. As a percentage of revenues, general and administrative expenses increased to 17.2% for the three-month period ended September 30, 2005, from 8.9% for the comparable period in 2004. This reflects an increase in expenses in 2005 over the comparable period in 2004 due principally to expenses referred to above.
     Other Income and Expense
     Total other income was $157,000 for the three-month period ended September 30, 2005, compared to other income of $55,000 for the comparable period in 2004. This increase was primarily the result of an increase in interest income earned on our increased average cash balances for the three-month period ended September 30, 2005 over the comparable period in 2004.
     Income Taxes

     During the fourth quarter of 2004, we eliminated all of the valuation allowance against our deferred tax assets. We will continue to evaluate our ability to utilize our net operating loss carryforwards in future periods and, in compliance with SFAS No. 109, “Accounting for Income Taxes”, record any resulting adjustments to deferred income tax expense. In addition, we will reduce deferred income tax assets for the benefits of net operating loss carryforwards actually used.
     Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its preliminary assessment that it is more likely than not that the Company will realize the benefit of preliminarily determined acquired deferred tax assets. However adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of its final purchase price allocation.
     Our effective tax rate for the three-month period ended September 30, 2005 was 49.6%. This effective tax rate was primarily the result of a change in our estimated effective tax rate for the year resulting from a revised estimate of pretax income for the year as a result of the merger transaction with CSI. Cash paid for estimated federal alternative minimum taxes and state income taxes was $67,000 during the three-month period ended September 30, 2005.
Nine-Month Period Ended September 30, 2005 Compared to the Nine-Month Period Ended September 30, 2004
     Consolidated operating results for the nine-month period ended September 30, 2005 include the operating results of CSI since September 1, 2005, the date the merger transaction was consummated.
     Revenues
     Revenues increased by $4,946,000, or 7.5%, to $70,744,000 for the nine-month period ended September 30, 2005, from $65,798,000 for the comparable period in 2004. This increase was primarily due to the addition of defibrillation products revenues, which have been integrated with those of Quinton since September 1, 2005, offset by a modest decline in diagnostic cardiology products revenues.
     Pro forma combined revenues of Quinton and CSI for the nine-month periods ended September 30, 2005 and 2004, had the acquisition been completed as of the beginning of the periods, would have been $106,091,000 and $113,231,000, respectively. Combined pro forma revenues for the nine month period ended September 30, 2004 included sales of approximately $5.2 million to a Japanese distributor. Sales to this distributor for the nine month period ended September 30, 2005 were only approximately $2.7 million, as the distributor temporarily stopped purchasing products while the Company was waiting for regulatory approval of a new product. Such approval has now been received and we expect that this distributor will make more significant purchases in future periods. In addition, pro forma combined sales in the nine month period ended September 30, 2004 included approximately $2.9 million in sales relating to product lines that were divested later in 2004. Accordingly, there were no significant sales of these products in 2005. Finally, we believe that pro forma combined sales for the nine month period ended September 30, 2005 were adversely affected by distractions in our sales force caused by restructuring and other activities associated with the merger.
     Products revenues increased by $4,948,000, or 8.8%, to $61,450,000 for the nine-month period ended September 30, 2005, from $56,502,000 for the comparable period in 2004. This increase was primarily due to the impact of defibrillation products revenues. Sales through the former diagnostic cardiology products channels for the nine-month period ended September 30, 2005 were essentially flat as compared to the same period in 2004.
     Service revenues of $9,294,000 for the nine-month period ended September 30, 2005 remained relatively flat when compared to the same period in 2004. The impact of defibrillation service revenues, which were integrated since September 1, 2005, was offset by a decline in diagnostic cardiology services revenues. The decline in diagnostic cardiology service revenues resulted primarily from reduced parts and billable labor sales. We experienced a gradual decline in parts and billable labor sales in recent quarters and this mild decline may continue in the near future as our customers continue to replace legacy diagnostic cardiology products with our newer versions. We expect, however, that any continued decline in parts and labor sales would be relatively modest and will ultimately be offset by increases in service contracts on new products.

     Gross Profit
     Gross profit increased by $3,343,000, or 11.7%, to $31,919,000 for the nine-month period ended September 30, 2005, from $28,576,000 for the comparable period in 2004. Gross margin increased to 45.1% for the nine-month period ended September 30, 2005, from 43.4% for the comparable period in 2004. Gross profit for the nine-month period ended September 30, 2005 included charges to cost of revenues arising in connection with the merger of $719,000. This included a charge of $515,000 reflecting an upward adjustment to CSI’s inventory valuation over CSI’s historical cost at the merger date in order to record the inventory at fair value and its subsequent expensing in the nine-month period ended September 30, 2005. Additional charges of $214,000 were incurred during the nine-month period ended September 30, 2005 relating to retention bonuses and other costs relating to post-merger integration activities. These charges to cost of revenues represented an adverse impact to gross profit of approximately 1.0 percentage point. We expect to incur additional charges related to the merger transaction of approximately $1,500,000 and $300,000 in the fourth quarter of 2005 and the first quarter of 2006, respectively, related to the charges referred to above. Material charges of this nature are not expected to recur beyond the first quarter of 2006.
     Gross profit from products revenues increased by $3,705,000, or 14.9%, to $28,541,000 for the nine-month period ended September 30, 2005 from $24,836,000 for the comparable period in 2004. Gross margin from products revenues increased to 46.4% for the nine-month period ended September 30, 2005, from 44.0% for the comparable period in 2004. The increase in products gross margin was primarily attributable to the impact of gross margin from defibrillation products, which was combined with gross margin from diagnostic cardiology products since September 1, 2005 and the result of ongoing cost reduction initiatives, combined with changes in product mix. Gross profit for the nine-month period ended September 30, 2005 included charges related to cost of products revenues of $719,000 discussed above. This charge to cost of products revenues represented an adverse impact to gross margin of approximately 1.2 percentage points.
     Gross profit from service revenues decreased by $362,000, or 9.7%, to $3,378,000 for the nine-month period ended September 30, 2005, from $3,740,000 for the comparable period in 2004. Gross margin from service revenues decreased to 36.3% for the nine-month period ended September 30, 2005, from 40.2% for the comparable period in 2004. The decrease in service gross margin was principally attributable to a decrease in diagnostic cardiology service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers. Future decreases in service gross margin are possible if parts and billable labor sales continue to decline and are not offset by increases in contract service revenue. We do not expect that any such margin decreases will be substantial.
     Operating Expenses
     Research and development expenses increased by $470,000, or 8.5%, to $5,979,000 for the nine-month period ended September 30, 2005, from $5,509,000 for the comparable period in 2004. This increase was primarily due to the impact of additional research and development expenses relating to the CSI business. To a lesser extent, this increase was the result of Quinton’s additional investment in research and the net effect of a variety of other factors, none of which were individually material. As a percentage of revenues, research and development expenses increased to 8.5% for the nine-month period ended September 30, 2005 from 8.4% for the comparable period in 2004.
     Sales and marketing expenses increased by $2,344,000, or 17.4%, to $15,850,000 for the nine-month period ended September 30, 2005, from $13,506,000 for the comparable period in 2004. This increase was primarily due to the impact of additional sales and marketing expenses relating to the CSI business and expenses of $219,000 relating to retention bonuses and other costs relating to post-merger integration activities. To a lesser extent, the increase was also due to small increases in Quinton’s staffing related expenses and other investments in marketing in 2005 to facilitate future growth. We expect to incur additional charges of approximately $100,000 in the fourth quarter of 2005 relating to retention bonuses and other costs relating to post-merger integration activities. As a percentage of revenues, sales and marketing expenses increased to 22.4% for the nine-month period ended September 30, 2005, from 20.5% for the comparable period in 2004. This increase primarily reflects higher proportionate spending on sales and marketing expenses in the CSI business and increases in Quinton’s staffing related expenses.
     General and administrative expenses increased by $2,943,000, or 48.5%, to $9,008,000 for the nine-month period ended September 30, 2005, from $6,065,000 for the comparable period in 2004. This increase was primarily due to the impact of additional general and administrative expenses relating to the CSI business, an increase in amortization expense of $144,000 related to intangible assets acquired in the merger, expenses of $240,000 relating to retention bonuses and other costs relating to post-merger integration activities and expenses of $1,121,000 relating to the purchase of tail insurance policies pursuant to the merger agreement. In addition, Quinton incurred litigation expenses of $195,000 during the nine-month period ended September 30, 2005 relating to litigation initiated by shareholders of Cardiac Science, Inc. seeking, among other things, to preliminarily enjoin the merger transaction. As a result of the signing of a memorandum of understanding relating to the settlement of this litigation, the motions for preliminary injunction have been withdrawn. We do not expect to incur any material additional legal costs in connection with this litigation. We expect to incur additional charges of approximately $400,000 and $200,000 in the fourth quarter of 2005 and 2006, respectively, relating to retention bonuses and other costs relating to post-merger integration activities. As a percentage of revenues, general and administrative expenses increased to 12.7% for the nine-month period ended September 30, 2005, from 9.2% for the comparable period in 2004 as a result of increases in expenses in 2005 over the comparable period in 2004 due principally to the expenses referred to above.
     Other Income and Expense
     Total other income was $529,000 for the nine-month period ended September 30, 2005, compared to other income of $628,000 for the comparable period in 2004. This change was primarily attributable to a gain on the sale of our divested hemodynamic monitoring business of $633,000, which we recognized during the nine-month period ended September 30, 2004 and for which there was no comparable amount in the current period. This change was also the result of an increase in interest income earned on our substantially increased average cash balances for the nine-month period ended September 30, 2005 over the comparable period in 2004, and a decrease in interest expense related to our credit line in 2005 as compared to the same period in 2004, as there were no borrowings against our line of credit during the nine-month period ended September 30, 2005.
     Income Taxes
     During the fourth quarter of 2004, we eliminated all of the valuation allowance against our deferred tax assets. We will continue to evaluate our ability to utilize our net operating loss carryforwards in future periods and, in compliance with SFAS No. 109, “Accounting for Income Taxes”, record any resulting adjustments to deferred income tax expense. In addition, we will reduce deferred income tax assets for the benefits of net operating loss carryforwards actually used.
     Our effective tax rate for the nine-month period ended September 30, 2005 was 21.5%. Cash paid for income taxes was $150,000 less than our income tax expense, as we used a portion of our net operating loss carryforwards to offset our tax liability. We reduced deferred income tax assets for the benefits of net operating loss carryforwards actually used in the period. During the nine-month period ended September 30, 2004, income taxes were recorded only for deferred tax expense on our Burdick trade name indefinite lived intangible asset and state income tax liabilities.
Consolidation of Operations
     As a result of the merger transaction, we acquired CSI’s manufacturing and production facilities located in Minnetonka, Minnesota and corporate and administrative facilities in Irvine, California. During the third quarter of 2005, we announced plans to consolidate our Deerfield, Wisconsin and Minnetonka, Minnesota manufacturing and production activities to the Deerfield location. In addition, during the third quarter of 2005, we announced plans to consolidate our Bothell, Washington and Irvine, California corporate and administrative activities to the Bothell location. As a result of the related transition activities, we will incur certain one-time charges relating to retention of certain employees in the third and fourth quarters of 2005 and in 2006. We recognized transition related retention expenses of $645,000 during the third quarter of 2005 and currently estimate transition related expenses to be approximately $1,000,000 in the fourth quarter of 2005 and $300,000 in 2006. We do not expect these transition related activities to materially adversely affect revenues in the fourth quarter of 2005 or in 2006. In addition, we recognized nonrecurring merger related expenses of $1,201,000 primarily relating to the purchase of tail insurance policies pursuant to the merger agreement.
Liquidity and Capital Resources
     Net cash flows used in operating activities were $835,000 for the three-month period ended September 30, 2005, compared to net cash flows from operating activities of $2,498,000 for the comparable period in 2004. Net cash flows used in operating activities of $835,000 for the three-month period ended September 30, 2005 resulted primarily from net loss, excluding non-cash income and expense items aggregating $253,000, of $316,000, an increase in accounts receivable of $481,000 and a decrease in accounts payable of $1,864,000, offset partially by a decrease in inventories of $1,081,000 and an increases in accrued liabilities of $626,000 and deferred revenue of $190,000. Included in net cash flows used in operating activities for the three-month period ended September 30, 2005 were payments of $2,663,000 for merger related charges. We expect to make payments for merger related charges of approximately $3,000,000 and $1,000,000 during the fourth quarter of 2005 and in 2006, respectively.
     Net cash flows from operating activities were $1,542,000 for the nine-month period ended September 30, 2005, compared to net cash flows from operating activities of $2,621,000 for the comparable period in 2004. Net cash flows from operating activities of $1,542,000 for the nine-month period ended September 30, 2005 resulted primarily from net income, excluding non-cash income expense items aggregating $1,897,000, of $3,186,000, a decrease in inventories of $696,000 and an increase in deferred revenue of $498,000, offset partially by a decrease in accounts payable and accrued liabilities of $2,758,000. Included in net cash flows used in operating activities for the nine-month period ended September 30, 2005 were payments of $2,858,000 for merger related charges. We expect to make payments for merger related charges of approximately $3,000,000 and $1,000,000 during the fourth quarter of 2005 and in 2006, respectively.
     Cash and cash equivalents at September 30, 2005 decreased from balances at December 31, 2004 due primarily to a payment of $20 million to the former CSI note holders in connection with the merger transaction, paying merger related costs and net cash from operating, investing and financing activities. Accounts receivable, inventory, accounts payable, and accrued liabilities balances at September 30, 2005 increased from balances at December 31, 2004 due principally to the impact of combining CSI’s balances with Quinton’s balances.
     Net cash flows used in investing activities of $14,970,000 for the three-month period ended September 30, 2005 consisted of payments of $21,101,000 for acquisition costs related to the merger transaction between Quinton and CSI on September 1, 2005 and payments of $164,000 for capital expenditures, offset partially by cash acquired from CSI as a result of the merger transaction of $6,295,000. Capital expenditures primarily consist of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $228,000 for the three-month period ended September 30, 2004 related primarily to purchases of capital equipment.
     Net cash flows used in investing activities of $15,769,000 for the nine-month period ended September 30, 2005 consisted of payments of $22,198,000 for acquisition costs related to the merger transaction between Quinton and CSI on September 1, 2005 and payments of $491,000 for capital expenditures, offset partially by cash acquired from CSI as a result of the merger transaction of $6,295,000 and proceeds of $625,000 from the sale of marketable equity securities. Capital expenditures primarily consist of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $468,000 for the three-month period ended September 30, 2004 related primarily to purchases of technology and capital equipment.
     Net cash flows from financing activities of $94,000 for the three-month period ended September 30, 2005 resulted from proceeds of $234,000 from exercises of stock options and issuances of common stock under our employee stock purchase plan, which were offset by payments of stock registration costs of $140,000 connected with the merger transaction. Net cash flows used in financing activities of $226,000 for the three-month period ended September 30, 2004 resulted primarily from payments of $340,000 for public equity offering expenses, a debt payment of $90,000 related to the note payable issued in connection with our acquisition of the treadmill manufacturing business and a note payment issued in connection with the purchase of technology of $125,000, offset by proceeds of $329,000 from exercises of stock options and issuances of common stock under our employee stock purchase plan.
     Net cash flows from financing activities of $444,000 for the nine-month period ended September 30, 2005 resulted from proceeds of $584,000 from exercises of stock options and issuances of common stock under our employee stock purchase plan, which were offset by payments of stock registration costs of $140,000 connected with the merger transaction. Net cash flows from financing activities of $15,436,000 for the nine-month period ended September 30, 2004 resulted primarily from proceeds from our public equity offering of $15,451,000, net of payments of offering expenses, and proceeds from exercises of stock options and issuance of shares under our employee stock purchase plan of $736,000, offset partially by net repayments on our credit line of $354,000, a debt payment of $272,000 related to the note payable issued in connection with our acquisition of the treadmill manufacturing business and a note payment of $125,000 issued in connection with the purchase of technology.

     Contractual Obligations
     The tables below summarize our contractual obligations and other commercial commitments as of September 30, 2005:

		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations
Operating leases	$9,392	$3,678	$5,255	$459	$—
Purchase obligations	13,214	13,214	—	—	—

Total contractual cash obligations	$22,606	$16,892	$5,255	$459	$—

Purchase obligations primarily consist of outstanding purchase orders issued in the ordinary course of our business.

		Less than	1 – 3	3 – 5	After
	Total	1 year	years	years	5 years
	(in thousands)
Other commercial commitments
Line of credit	$175	$100	$75	$—	$—
Guarantees	—	—	—	—	—

Total commercial commitments	$175	$100	$75	$—	$—

Line of credit commitments includes borrowings, minimum maintenance fees, and unused fees related to our credit facility.
     We anticipate that our future operating cash flow, existing cash balances and borrowings available to us under credit facilities will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and other obligations for at least twelve months.
Certain Factors that May Affect Future Results
     In addition to the other information contained in this report, the following risk factors could affect our actual results and could cause our actual results to differ materially from those achieved in the past or expressed in our forward-looking statements or could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or negatively impact the trading price of our common stock.
We may not achieve the benefits expected from the merger transaction, which may have a material adverse effect on our business.
     Achieving the anticipated benefits of the merger transaction between Quinton Cardiology Systems, Inc. (Quinton) and Cardiac Science, Inc. (CSI) will depend in part on the successful integration of technology, operations and personnel of Quinton and CSI. The integration of Quinton and CSI will be a complex, time-consuming and expensive process. The challenges involved in this integration include the following:
•	retaining existing customers and strategic partners of each company;

•	retaining and integrating management and other key employees of both Quinton and CSI;

•	bringing together the companies’ marketing efforts so that the industry receives useful information about our business and product offerings;

•	identifying and streamlining redundant operations and assets;

•	coordinating research and development activities to enhance introduction of new products and technologies;

•	integrating purchasing and procurement operations in multiple locations;

•	combining product offerings effectively and quickly;

•	enabling customers to do business easily with us;

•	transitioning all facilities to a common information technology system;

•	offering products and services of Quinton and CSI to each other’s customers; and

•	developing and maintaining uniform standards, controls, procedures and policies.
     If we are not able to successfully meet these challenges, we may not be able to successfully integrate the operations of Quinton and CSI in a timely manner and we may not be able to realize all or any of the anticipated benefits of the transaction. Risks related to our failure to successfully integrate the companies include:
•	the impairment of relationships with employees, customers, distributors, strategic partners and suppliers;

•	the potential disruption of our ongoing business and the distraction of our management;

•	not achieving expected synergies; and

•	unanticipated expenses related to integration of the two companies or our operations post-integration.
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
     In accordance with accounting principles generally accepted in the United States of America, we accounted for the merger transaction using the purchase method of accounting. Under the purchase method of accounting, we allocated the total estimated purchase price to CSI’s net tangible assets, and identifiable intangible assets based on their fair values as of the date of completion of the transaction, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the identifiable intangible assets acquired in connection with the transaction. We have estimated such additional amortization expenses to be approximately $3.2 million per year over the next several years. To the extent the value of goodwill becomes impaired, we may be required to incur material charges relating to the impairment of goodwill, and such charges may be material. Goodwill impairment charges would reduce our net income and earnings per share, which could negatively impact the market price of our common stock.
Our stock price may be volatile.
     The trading price of our common stock may be highly volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:
•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in medical devices and diagnostic cardiology products markets;

•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors, technological innovations, new products or services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of a large number of shares of our common stock;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions; and

•	general market conditions.
     In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.

The unpredictability of our quarterly revenues and operating results may cause the trading price of our stock to decrease.
     The quarterly revenues and operating results of Quinton and CSI have varied in the past and our quarterly revenues and operating results may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:
•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties;

•	delays in the development or commercial introduction of new versions of products;

•	the ability to attain and maintain production volumes and quality levels for our products and product components;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	changes in the demand for our products;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products we sell, which could affect our revenue levels as well as our gross margins;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products;

•	the loss of key personnel;

•	the loss of key distributors or distribution companies; and

•	seasonality in the sales of our products.
     Historically, both Quinton’s and CSI’s quarterly financial results were often impacted by the receipt of a large number of customer orders in the last weeks of a quarter. Absent these orders, our sales could fall short of our targets, and our stock price could decline.
     Due to the factors summarized above, we believe that period-to-period comparisons of our operating results will not be a good indication of our future performance and should not be relied on to predict future operating results.
Failure to successfully develop and commercialize new versions of our products would cause our operating results to suffer.
     To be successful, we must develop and commercialize new versions of our products for both domestic and international markets. Our products are technologically complex and must keep pace with rapid and significant technological change, comply with rapidly evolving industry standards and government regulations, and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. Our success in developing and commercializing new versions of our products is affected by our ability to:
•	accurately assess customer needs;

•	develop products that are easy to use;

•	minimize the time required to obtain, as well as the costs of, required regulatory clearance or approval;

•	price competitively;

•	manufacture and deliver on time;

•	accurately predict and control costs associated with manufacturing, installation, warranty and maintenance;

•	manage customer acceptance and payment;

•	limit demands by our customers for retrofits;

•	access new interface standards needed for product connectivity;

•	anticipate and meet demands of our international customers for products featuring local language capabilities; and

•	anticipate and compete effectively with our competitors’ efforts.
     The rate of market acceptance of our current or our future products may impact operating results. In addition, we may experience design, manufacturing, marketing or other difficulties that could delay or prevent our development, introduction or marketing of new versions of our products. These difficulties and delays could cause our development expenses to increase and harm operating results.
If we fail to maintain our relationships with our distribution or strategic partners or such organizations fail to successfully distribute our products, our sales and operating results may suffer.
     We sell many of our products principally through third party distribution and strategic partners. One of these domestic distribution organizations, Physicians Sales and Service, Inc., accounted for 15% of Quinton’s revenues in 2004. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially.
     Our international distribution and strategic relationships may be terminated on little or no notice because we do not generally have long-term contracts with these distributors. Consequently, our success in expanding international sales may be limited if our international distributors lack, or are unable to develop, relationships with important target customers in international markets.
     We have little or no control over our distribution and strategic partners. If our relationships change with any significant distribution organization, or if any of our distribution and strategic partners are not successful in distributing our products or devote more effort to selling competing products and systems, our sales and operating results may suffer and our growth may be limited.
If suppliers discontinue production of purchased components of our products, and we are unable to secure alternative sources for these components on a timely basis, our ability to ship products to our customers may be adversely affected, our revenues may decline and costs may increase as a result.
     If our suppliers discontinue production of component parts for our products, we may be unable to obtain replacement parts in a timely manner. In addition, alternative sources of these components may result in higher costs. Any failure to secure alternative sources for these components in a timely manner or on reasonably acceptable terms could result in significant delays in product shipments or we may be required to modify certain products to utilize the available components. This could result in reduced revenues, higher costs or both.

Inadequate levels of reimbursement from governmental or other third-party payers for procedures using our products may cause revenues to decrease.
     Significant changes in the healthcare systems in the U.S. or elsewhere could have a significant impact on the demand for our products and services as well as the way we conduct business. Federal, state, and local governments have adopted a number of healthcare policies intended to curb rising healthcare costs. In the U.S., healthcare providers that purchase certain of our products often rely on governmental and other third-party payers, such as federal Medicare, state Medicaid, and private health insurance plans, to pay for all or a portion of the cost of the procedures that utilize those products. The availability of this reimbursement affects customers’ decisions to purchase capital equipment. Denial of coverage or reductions in levels of reimbursement for procedures performed using our products by governmental or other third-party payers would cause our revenues to decrease.
If we fail to obtain or maintain applicable regulatory clearances or approvals for our products, or if clearances or approvals are delayed, we will be unable to commercially distribute and market our products in the U.S. and other jurisdictions.
     Our products are medical devices that are subject to significant regulation in the United States and in foreign countries where we will conduct business. The processes for obtaining regulatory approval can be lengthy and expensive, and the results are unpredictable. If we are unable to obtain clearances or approvals needed to market existing or new products, or obtain such clearances or approvals in a timely fashion, it could adversely affect our revenues and profitability.
Our business is subject to intense competition, which may reduce the demand for our products.
     The diagnostic cardiology systems market and the AED market are highly competitive, and we expect competition to intensify in the future. Some of our competitors are larger companies, such as General Electric Company, Medtronic Emergency Response Systems, a unit of Medtronic, Inc., and Philips Medical Systems, a unit of Koninklijke Philips Electronics N.V., who may have:
•	greater financial and other resources;

•	greater variety of products;

•	greater pricing flexibility;

•	more extensive technical capabilities;

•	patent portfolios that may present an obstacle to our conduct of business;

•	stronger name recognition; and

•	larger distribution networks.
     As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors, price our products competitively or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer discounts on competing products as part of a “bundle” of non-competing products, systems, and services that they sell to our customers, and we may not be able to profitably match those discounts. Our competitors may develop technologies and products that are more effective than those we currently offer or that render our products obsolete or noncompetitive. In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products, gain regulatory approval or clearance and supply sufficient quantities of these products to the market as quickly and effectively as our competitors, market acceptance of our products may be limited, which could result in decreased revenue.
If we do not maintain or grow revenues from our support services or consumables, our operating and financial results may be negatively impacted.
     A significant portion of our revenues is generated from post-sale support services we provide for our products and from the sale of ancillary cardiology products and consumables related to our products, such as patented electrodes, pads, cables, leads, and thermal chart paper. As hospitals expand their in-house capabilities to service diagnostic equipment and systems, they may be able to service our products without additional support from us. In addition, our customers may express an increasing preference for ancillary cardiology products and consumables that are manufactured or provided by other vendors. Any of these events could result in a decline in our revenues and a resulting adverse effect on our financial and operating results.
Our lack of customer purchase contracts and our limited order backlog make it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.
     Our customers typically order products on a purchase order basis, and we do not generally have long-term purchase contracts. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Long and varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:
•	if we overestimate our requirements we may be obligated to purchase more components or third-party products than is required;

•	if we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues;

•	we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	over or under production can lead to higher expense, lower than anticipated revenues, and reduced margins.
If market conditions cause us to reduce the selling price of our products, or our market share is negatively affected by the activities of our competitors, our margins and operating results will decrease.
     The selling price of our products and the extent of our market share are subject to market conditions. Market conditions that could impact these aspects of our operations include:
•	lengthening of buying or selling cycles;

•	the introduction of competing products;

•	price reductions by our competitors;

•	development of more effective products by our competitors;

•	hospital budgetary constraints; and

•	changes in the reimbursement policies of government and third-party payers.
     If such conditions force us to sell our products at lower prices, or if we are unable to effectively develop and market competitive products, our market share, margins and operating results will likely decrease.

We are dependent upon licensed and purchased technology for some of our products, and we may not be able to renew these licenses or purchase agreements in the future.
     We license and purchase technology from third parties for features in some of our products. We anticipate that we will need to license and purchase additional technology to remain competitive. We may not be able to renew existing licenses and purchase agreements or to license and purchase other technologies on commercially reasonable terms or at all. If we are unable to renew existing licenses and purchase agreements or to license or purchase new technologies, we may not be able to offer competitive products, which could negatively impact our revenues.
We are exposed to numerous risks associated with international operations.
     We market our products in international markets. International operations entail various risks, including:
•	political instability;

•	economic instability and recessions;

•	exposure to currency fluctuations;

•	less favorable third-party reimbursement policies;

•	longer payment cycles;

•	difficulties of administering foreign operations generally;

•	reduced protection for intellectual property rights;

•	increased risk of exposure to terrorist activities;

•	potentially adverse tax consequences; and

•	obligations to comply with a wide variety of foreign laws and other regulatory requirements.
     If we experience any of these risks and are unable to adequately respond in a timely manner, our results of operations may be harmed.
If we are unable to retain our executive officers and hire and retain other key personnel, we may not be able to sustain or grow our business.
     Our success is dependent in large part on the continued employment and performance of key executive managerial, sales and technical personnel and our ability to attract and retain additional highly qualified personnel. We compete for key personnel with other companies, academic institutions, government entities and other organizations. Our ability to maintain and expand our business may be impaired if we are unable to retain our current key personnel, hire or retain other qualified personnel in the future, or if our key personnel decided to join a competitor or otherwise competed with us.
Undetected product errors or defects could result in increased warranty costs, loss of revenues, product recalls, delayed market acceptance, and claims against us.
     Any errors or defects in our products discovered after commercial release could result in:

•	failure to achieve market acceptance;

•	loss of customers, revenues, and market share;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by its customers; and

•	increased insurance costs.
     If we experience any of these events, our results of operations could be negatively impacted.
We may face product liability claims, which could cause our operating results to suffer.
     The testing, manufacturing, marketing and sale of medical devices subject us to the risk of liability claims or product recalls. As a result, we may be subject to liability claims or product recalls for products to be distributed in the future or products that have already been distributed by our predecessors. Although we maintain product liability insurance, the coverage may not be adequate or may not be available at affordable rates. A successful product liability claim could inhibit or prevent commercialization of our products, impose a significant financial burden on us, or both, and could have a material adverse effect on our business and financial condition.
Our technology may become obsolete, which could negatively impact our ability to sell our products.
     The medical equipment and healthcare industries are characterized by extensive research and rapid technological change. The development by others of new or improved products, processes, or technologies may make our products obsolete or less competitive. Accordingly, we plan to devote continued resources, to the extent available, to further develop and enhance existing products and to develop new products. These efforts may not be successful.
Failure to adequately protect our intellectual property rights will likely cause our business to suffer.
     Our success depends in part on obtaining, maintaining, and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property rights and rely in part on patent, trade secret, copyright, know-how, and trademark laws, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These precautionary steps may not adequately protect our intellectual property rights. In addition, the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and therefore may be highly uncertain. It is possible that:
•	additional patents may not be issued to us;

•	the scope of any existing or future patents may not exclude competitors or provide us with competitive advantages;

•	any of our patents may not be held valid and enforceable if challenged; or

•	others may claim rights in or ownership to our patents and other proprietary rights.
     Furthermore, others may have developed or could develop similar products or patent rights, may duplicate our products, or design around our current or future patents. In addition, others may hold or receive patents which contain claims having a scope that covers products developed by us. We rely upon trade secrets to protect our proprietary technology. Others may independently develop or otherwise acquire substantially equivalent know-how, or gain access to and disclose our proprietary technology.
     We require our new employees, consultants, and corporate partners to execute confidentiality agreements at the commencement of their employment or consulting relationship with us. However, these agreements may not provide effective protection of our proprietary information or, in the event of unauthorized use or disclosure, they may not provide adequate remedies. If we are not able to adequately protect our intellectual property and other proprietary rights, we may have to limit or modify our product offerings, which would negatively impact our revenues.
Our predecessors have been, and in the future we may be, involved in claims alleging infringement of intellectual property rights, which could be costly and time consuming.
     There has been extensive litigation in the medical device industry regarding alleged infringement of patents and other intellectual property rights. For example, CSI has been involved in such litigation from time to time as disclosed in periodic reports that it filed with the Securities and Exchange Commission. Third parties may claim that products developed and sold by us infringe on their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in the U.S., patent applications are maintained in secrecy for up to eighteen months after their filing dates. Moreover, patent applications can be maintained in secrecy until they issue, if they were filed before November 29, 2000, are not subject to publication in any country, or have otherwise properly requested maintaining secrecy to issuance. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. In the event a competitor were to challenge patents or licenses held by us, or assert that products developed and sold by us infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive changes to product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages. Third-party infringement claims, regardless of their outcome, would not only drain our financial resources but also divert the time and effort of our management and could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.
     In February 2003, CSI filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V., or Philips, in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart,” “HeartStart FR2” and the “HeartStart Home Defibrillator” infringe at least ten of CSI’s U.S. patents. In the same action, Philips counterclaimed for infringement of certain of its patents and CSI has sought a declaration from the court that its products do not infringe such patents. Many of the Philips defibrillators are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of CSI’s Powerheart and Survivalink AEDs and are covered under CSI’s patents. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.
Our reliance on a principal manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.
     We are integrating the manufacturing operations of Quinton and CSI into a principal manufacturing facility, located in a single building in Deerfield, Wisconsin. Despite precautions taken by us, a natural disaster or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment located in that facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory of product or components located in our facility. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of this insurance coverage, which would impair financial results.

We may make future acquisitions, which involve numerous risks that could impact our business and results of operations.
     As part of our growth strategy, we intend to selectively acquire other businesses, product lines, assets, or technologies, which are complementary to our product offerings. Successful execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. Acquisitions involve numerous risks, including:
•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the risk that acquired lines of business may reduce or replace the sales of existing products; and

•	the potential loss of key employees of the acquired companies.
     Future acquisitions may not be successful and, if we are unable to effectively manage the risks described above, our business, operating results or financial condition may be negatively affected.
We may need additional capital to continue our acquisition growth strategy.
     Successful continued execution of our acquisition strategy also depends upon our ability to obtain satisfactory debt or equity financing. We likely would require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Fluctuations in our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.
If we fail to successfully enter into strategic alliances to generate growth, our operating results may be negatively affected.
     A component of our growth strategy is to enter into strategic alliances in order to complement and expand our current product and service offerings and distribution. There can be no assurances that a strategic alliance will perform as expected or generate significant revenues or profits. If we do not identify potential strategic alliances or enter into strategic alliances that fail to generate additional revenue, our operating and financial results may be negatively impacted.
Future issuances of our common stock could cause our stock price to decline.
     As of September 30, 2005 and after applying the Quinton and CSI exchange ratios, as appropriate, we have reserved 1,135,706 shares of common stock for issuance upon the exercise of options that are either outstanding or may be granted under CSI’s 1997 Stock Option/Stock Issuance Plan, as amended, 1,947,309 shares of common stock for issuance upon exercise of options that are either outstanding or may be granted under Quinton’s 2002 Stock Incentive Plan and 1998 Amended and Restated Equity Incentive Plan, 500,738 shares of common stock for issuance under Quinton’s 2002 Employee Stock Purchase Plan, and 330,909 shares for issuance upon the exercise of currently outstanding warrants to purchase CSI common stock, not including warrants to be converted in connection with the senior note and warrant conversion agreement. In addition, we will have reserved 217,671 shares of common stock for issuance upon the exercise of existing options granted outside of CSI’s and Quinton’s plans. The holders of these options or warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these options or warrants and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.
Significant decreases in our stock price could result if we issued an adverse opinion related to our internal control over financial reporting.
     We will be required to include a management report in our annual report on Form 10-K for the year ended December 31, 2005 that includes the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting. Although each of Quinton and CSI included a management report on internal control over financial reporting in their respective annual reports on Form 10-K for the year ended December 31, 2004 which concluded that its internal control over financial reporting was effective, we will have to evaluate the adequacy of our internal control over financial reporting after the consolidation and integration of the businesses of Quinton and CSI. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.
Compliance with changing regulation of corporate governance, public disclosure and accounting matters may result in additional expenses.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC and The NASDAQ Stock Market, as well as new accounting pronouncements, are creating uncertainty and additional complexities for companies. To maintain high standards of corporate governance, public disclosure and financial reporting, we continue to invest resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating and cost management activities.
Future changes in the accounting treatment for employee stock options may cause adverse fluctuations and affect our reported results of operations.
     We currently elect to apply the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our employee stock option plans. Under this election, we account for stock options granted to employees using the intrinsic value method of accounting. Under this method, employee stock-based compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of the award on the grant date. In December 2004, the Financial Accounting Standards Board, or FASB, the principle United States accounting standards setting organization, issued SFAS 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which, will require us to record an expense for all outstanding unvested stock options and grants of new stock options. In April 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us in the first quarter of 2006. The pronouncement will also require us to record an expense for our employee stock purchase plan. As a result of changing our accounting policy in accordance with this pronouncement, our reported earnings, beginning in the first quarter of 2006, will be significantly negatively impacted.
Our charter documents and Delaware law contain provisions that could make it more difficult for a third party to acquire us.
     Certain provisions of our certificate of incorporation and bylaws could make it harder for a third party to acquire us without the consent of our board of directors. Our certificate of incorporation authorizes the issuance of preferred stock with the designations, rights, and preferences as may be determined from time to time by our board of directors, without any further vote or action by our stockholders. In addition, our board of directors will have staggered terms that make it difficult to remove all directors at once. Lastly, Section 203 of the Delaware General Corporation Law limits business combination transactions with interested stockholders that have not been previously approved by the issuer’s board of directors.
     Our board of directors could choose not to negotiate with an acquirer that it did not feel was in our strategic interest. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures described above, our stockholders could lose the opportunity to sell their shares at a favorable price.
Utilization of our deferred tax assets may be limited and is dependent on future taxable income.
     In connection with the merger transaction, and at the end of 2004, deferred tax assets were recognized on our balance sheet. The deferred tax assets primarily represent the income tax benefit of net operating loss (NOL) and credit carryforwards of Quinton and CSI, relating to prior periods. Based upon a review of our historical operating performance and our expectation that, including the anticipated cost savings that we expect to realize from post-merger consolidation and integration, we will generate sustainable profitability for the foreseeable future. Accordingly, we believe it is more likely than not that the deferred tax assets will be fully utilized, subject to applicable federal and state limitations.
     We will evaluate our ability to utilize our net operating loss (“NOL”) and tax credit carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future periods and will recognize and record federal and state income tax expense at statutory rates in future periods. If, in the future, we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.
Cardiac Science, Inc. may be required to recognize cancellation of indebtedness income as a result of the exchange of its senior notes for shares of our common stock and cash, which may adversely affect the availability of certain tax benefits for us.
     In connection with the merger transaction, CSI senior note holders agreed to convert senior notes of CSI having an aggregate principal and accrued interest at August 31, 2005 of approximately $62.5 million, and related warrants to purchase approximately 13.4 million shares of CSI common stock into an aggregate of $20 million in cash, payable by us, and 2,843,915 shares of our common stock.
     If the fair market value of our common stock and cash that is issued to the senior note holders of CSI in exchange for their senior notes is less than the outstanding principal amount of and accrued interest on the indebtedness that is surrendered, CSI will recognize taxable “cancellation of indebtedness” income to the extent of this shortfall. Current year losses through the transaction date and NOLs may be utilized to offset such cancellation of indebtedness income. Utilization of such NOLs would not be limited under Section 382 of the Internal Revenue Code by reason of the expected “ownership change” caused by the merger and related transactions because such income would be attributable to the period prior to the ownership change. However, to the extent any cancellation of indebtedness income is offset by available NOLs, a tax liability may result for alternative minimum tax purposes. Any NOLs used to offset cancellation of indebtedness income would be unavailable to offset our future operating income.

Our future financial results could be adversely impacted by asset impairments.
     Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” requires us to not amortize goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We will also need to evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below its book value for an extended period of time. A significant decline in our stock price could require us to evaluate goodwill for impairment and intangible assets for recoverability during the quarter in which the decline occurred. In the case of intangible assets with indefinite lives, we will need to evaluate whether events or circumstances continue to support an indefinite useful life. We will need to evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
     We own preferred equity securities of a privately held company, ScImage, Inc., which we account for using the cost method. The fair value of our investment is not readily determinable from published market data, so we use our judgment to estimate the fair value. There can be no assurance that the estimated fair value of this investment will not decline to an amount below its carrying amount, in which case we would be required to record a loss on this investment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The majority of our international sales are made in U.S. dollars, however, some sales to the U.K. are in Pounds Sterling and to Germany and other parts of Europe in Euros, and thus may be adversely affected by fluctuations in currency exchange rates. Additionally, fluctuations in currency exchange rates may adversely affect foreign demand for our products by increasing the price of our products in the currency of the countries in which the products are sold. The majority of inventory purchases, both components and finished goods, in our foreign operations are made in U.S. dollars. The functional currency of our foreign operations in Denmark and the U.K. is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not material in any period.
     We own preferred equity securities of a privately held company, ScImage, Inc., which we account for using the cost method. The fair value of our investment is not readily determinable from published market data, so we use our judgment to estimate the fair value. If the estimated fair value of this investment were to decline to an amount below its carrying amount, and we considered the decline other than temporary, we would record a loss. We believe that our $1.0 million carrying amount of this investment is appropriate, though our belief is necessarily based on our estimate of fair value.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.
     There has been no change in our internal control over financial reporting during the three-month period ended September 30, 2005 in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator,“HeartStart,“HeartStart FR2,” and the “HeartStart Home Defibrillator,” infringe at least ten of our United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and we have sought a declaration from the Court that our products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of our Powerheart and Survivalink AEDs and are covered under our patents. At this stage, we are unable to predict the outcome of this litigation and have not established an accrual for this matter because a loss is not determined to be probable.
     In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of our AEDs infringe the patent. The patent is now expired. We have filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent has been submitted before the United States Patent and Trademark Office for reexamination. In October 2004, the District Court issued an order staying the litigation pending resolution of the reexamination. At this stage of the litigation, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.
     In March 2005, six complaints were filed in the Chancery Court of Delaware concerning CSI’s merger agreement with Quinton and the merger transaction contemplated thereby. These six actions were later consolidated into what is referred to for purposes of this section as the consolidated action. On May 17, 2005, an amended complaint was filed in the consolidated action. The six original complains were:
•	Deborah Silver v. Cardiac Science, Inc., et al., Case No. 1138-N;

•	Lisa A. Weber v. Cardiac Science, Inc., et al. Case No. 1140-N;

•	Suan Investments, Inc. v. Raymond W. Cohen, et al., Case No. 1148-N;

•	David Shaev, et al. v. Cardiac Science, Inc., et al., Case No. 1153-N;

•	Irvin M. Chase, et al., v. Cardiac Science, Inc., et al., Case No. 1159-N; and

•	James Stellato v. Cardiac Science, Inc., et al., Case No. 1162-N.
     In March 2005, the following complaints, which are referred to as the California actions, were filed in the Superior Court of Orange County, California concerning such merger agreement and transaction:
•	Albert Rosenfeld v. Cardiac Science, Inc., et al. Case No. 05CC00057; and

•	Jerrold Schaffer v. Cardiac Science, Inc., et al., Case No. 05CC00059.
     On April 1, 2005, a complaint was filed in the Chancery Court of Delaware, Oppenheim Pramerica Asset Management v. Cardiac Science, Inc. et al., Case No. 1222-N, which is referred to as the Oppenheim action. The Oppenheim action has not been consolidated with the consolidated action. On May 10, 2005, an amended complaint was filed by the plaintiffs in the Oppenheim action. The Oppenheim action and consolidated actions are hereinafter referred to as the Delaware actions for purposes of this section.
     Generally, the complaints allege that CSI’s board of directors breached its fiduciary obligations with respect to the proposed merger transaction between CSI and Quinton because the board of directors did not negotiate sufficient compensation for CSI’s shareholders and because the board of directors engaged in self-dealing in connection with CSI’s senior note holders. The amended complaints filed in Delaware also allege that the preliminary joint proxy statement/prospectus filed with the SEC in connection with the merger transaction did not adequately disclose material information about the transaction. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that CSI’s board of directors hold an auction to obtain the best value for CSI’s shareholders.
     In June 2005, pursuant to an agreement of the parties to these actions, plaintiffs’ counsel withdrew their motion for preliminary injunction and, on June 24, 2005, counsel for the parties in the consolidated action and the Oppenheim action executed a memorandum of understanding. As a result, plaintiffs’ counsel agreed to dismiss all disclosure related claims with prejudice and to release all parties associated with the transaction in connection with such claims in exchange for CSI’s agreement to include certain additional disclosures in the joint proxy statement/prospectus. Plaintiffs’ counsel in the consolidated action also agreed to dismiss the remainder of their complaint without prejudice. Plaintiffs’ counsels in the Delaware actions intend to apply to the Chancery Court of Delaware for attorneys’ fees. The agreement with plaintiffs’ counsel in the Delaware actions is subject to final approval by the Chancery Court of Delaware. We expect that certain of the costs and fees associated with these claims will be eligible for reimbursement under CSI’s insurance policies.
     Plaintiffs in the consolidated, California or Oppenheim actions may seek other remedies for their purported claims, including damages. We will vigorously contest any such claim for damages or other remedies.
     We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On August 31, 2005, Quinton and CSI, then all of the stockholders of the Company, approved by unanimous consent in lieu of special meeting our amended and restated certificate of incorporation and the indemnification provisions contained in our amended and restated bylaws and elected the following directors: Bruce J Barclay, W. Robert Berg, Jue-Hsien Chern, Harvey N. Gillis, Ruediger Naumann-Etienne, Ray E. Newton, and Jeffery F. O’Donnell, Sr. Directors Raymond W. Cohen and John R. Hinson continued serving on our board of directors.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibits

2.1	Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation (1)

2.2	Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc. (3)

2.3	ABPM Private Label Distribution Agreement by and between Spacelabs Medical, Inc. and Spacelabs Burdick, Inc. (3)

2.4	Agreement for Purchase and Sale of Assets Between Innovative Physician Services, Inc. (DBA Diagnostic Monitoring) and Biosensor Corporation, dated December 31, 1998 (17)

Exhibits
2.5	Agreement and Plan of Merger, dated June 22, 2000, between Cardiac Science, Inc., Cardiac Acquisition Corp., and Cadent Medical Corporation (20)

2.6	Press Release, dated January 10, 2001, announcing tender offer to acquire outstanding shares of Artema Medical AB (14)

2.7	Agreement and Plan of Merger, dated February 14, 2001, among Cardiac Science, Inc., Cardiac Science Acquisition Corp., and Survivalink Corporation (22)

2.8	Asset Purchase Agreement, dated as of October 21, 2003, by and among Compliant Corporation, CPR Limited Partnership and Cardiac Science, Inc. (24)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (2)

4.2	Second Amended and Restated Registration Rights Agreement dated as of February 28, 2005 among Cardiac Science, Inc. and the investors listed on the signature pages thereto (1)

4.3	Investors’ Rights Agreement (4)

4.4	Security Agreement, dated May 30, 2002, between Cardiac Science, Inc. and its subsidiaries, the Perseus Funds, and HSBC Bank USA as collateral agent (23)

4.5	Form of Guaranty Agreement (23)

4.6	Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager (26)

4.7	Amended and Restated Registration Rights Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager (26)

4.8	Form of Warrant (26)

4.9	Form of Warrant issued to Perseus Acquisition /Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P. and Cardiac Science Co-Investment, L.P.

10.1	Senior Note and Warrant Conversion Agreement dated as of February 28, 2005 among CSQ Holding Company, Cardiac Science, Inc. and the purchasers listed on the signature pages thereto (1)

10.2 *	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Hinson dated as of February 6, 2004 (10)

10.3	Assumption and Amendment Agreement dated as of September 28, 2005 among Silicon Valley Bank, Cardiac Science Corporation, Quinton Cardiology, Inc. and Cardiac Science Operating Company (28)

10.4	Lease Termination Agreement effective as of September 14, 2005 between Cardiac Science, Inc. and Terrace Tower Orange County, LLC (29)

10.5*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan (4)

10.6*	Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (4)

10.7*	Quinton Cardiology Systems, Inc. 2002 Employee Stock Purchase Plan (4)

10.8*	Quinton Cardiology Systems, Inc. Stock Option Grant Program for Nonemployee Directors (5)

10.9*	Quinton Cardiology Systems, Inc. 2003 Management Incentive Plan (8)

10.10	Lease Agreement between Quinton Inc. and AHP Subsidiary Holding Corporation regarding premises at Bothell, Washington, June 1, 1998, as amended (4)

10.11	First Amendment to Lease between Quinton Inc. and AHP Subsidiary Holding Corporation, dated August 31, 1998 (4)

10.12	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000 (4)

Exhibits
10.13	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000 (4)

10.14	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001 (6)

10.15	Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001 (4)

10.16	Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.17	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.18	Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002 (7)

10.19	Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.20	Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.21	Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.22	Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.23	Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.24	Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998 (7)

10.25	Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003 (8)

10.26*	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated October 9, 2003 (9)

10.27*	Letter Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated March 21, 2003 (9)

10.28*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.) (9)

10.29*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003 (9)

10.30*	Employment Agreement between Quinton Cardiology Systems, Inc. and Ruediger Naumann-Etienne dated as of February 6, 2004 (10)

10.31*	Employment Agreement between Quinton Cardiology Systems, Inc. and Michael K. Matysik dated as of February 6, 2004 (10)

10.32*	Employment Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated as of February 6, 2004 (10)

10.33*	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Serino dated as of February 6, 2004 (10)

10.34*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004 (10)

10.35	Employment Agreement between Quinton Cardiology Systems, Inc. and Allan Criss dated as of March 1, 2004 (11)

Exhibits
10.36	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004 (12)

10.37*	Employment Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani dated as of February 6, 2004 (13)

10.38*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (13)

10.39*	Quinton Cardiology Systems, Inc. Senior Executives — Base Compensation Adjustments — 2005 dated as of February 28, 2005 (13)

10.40*	Summary of Non-Employee Director Compensation (13)

10.41*	Quinton Cardiology Systems, Inc. 2004 Sales Bonus Plan for Darryl Lustig, as amended on March 14, 2005 (13)

10.42*	Quinton Cardiology Systems, Inc. 2004 Sales Bonus Plan for Allan Criss, as amended on March 14, 2005 (13)

10.43*	Quinton Cardiology Systems, Inc. 2005 Sales Incentive Plan for Darryl Lustig (13)

10.44*	Quinton Cardiology Systems, Inc. 2005 Sales Incentive Plan for Allan Criss (13)

10.45*	Employment Agreement between Quinton Cardiology Systems, Inc. and Brian Lee dated as of February 6, 2004 (13)

10.46*	Employment Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of February 6, 2004 (13)

10.47*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003 (13)

10.48*	Employment Agreement between Quinton Cardiology Systems, Inc. and David Hadley dated as of February 6, 2004 (13)

10.49*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended (15)

10.50*	Employment Agreement between Cardiac Science, Inc. and Raymond Cohen, dated December 31, 2002 (25)

10.51*	Employment Agreement between Cardiac Science, Inc. and Kurt Lemvigh, dated December 1, 2001 (25)

10.52	Facility lease, dated September 9, 1999, for 16931 Millikan Avenue, Irvine, CA (18)

10.53	Integration and Distribution Letter Agreement between Data Critical Corporation Technology and Cardiac Science, Inc., dated March 17, 2000 (16)

10.54	Assignment of Patent, dated July 1, 2000, by Lindell Bradley, M.D., and Thang-Quang Nguyen in favor of Cardiac Science, Inc. (19)

10.55	Patent Acquisition Agreement, dated July 1, 2000, by and among Lindell Bradley, M.D. and Thang-Quang Nguyen together with Cardiac Science, Inc. (19)

10.56	Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (27)

10.57+	Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (27)

10.58+	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (27)

10.59*	Employment Agreement between Cardiac Science, Inc. and Peter Foster, dated August 30, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibits
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on March 26, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(9)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(10)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(11)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(12)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

(13)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(14)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on January 16, 2001.

(15)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(16)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-19567).

(17)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 1998 (File No. 000-19567).

(18)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 (File No. 000-19567).

(19)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-19567).

(20)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 17, 2000.

(21)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on March 27, 2001.

(22)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on March 23, 2001.

(23)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on June 6, 2002.

(24)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on November 4, 2003.

(25)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-19567).

(26)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(27)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 30, 2005.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on October 3, 2005.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2005