Form 10-K
period 2005-12-31
Cardiac Science CORP
filed 2006-03-16
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51512
Cardiac Science Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3300396
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3303 Monte Villa Parkway, Bothell, WA (Address of Principal Executive Offices)	98021 (Zip Code)
(425) 402-2000
(Registrant’s Telephone Number, Including Area Code)
     Securities Registered Pursuant to Section 12(b) of the Act: None.
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes         ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                  Accelerated filer ☑                  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes         ☑ No
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2005 as reported on the Nasdaq National market, was approximately $196,677,854*.
     * This amount was calculated as if the merger transaction between Quinton Cardiology Systems, Inc. and Cardiac Science, Inc., our predecessors, was completed as of June 30, 2005, and is based on the number of shares of each of Quinton Cardiology Systems, Inc. and Cardiac Science, Inc. outstanding on such date, adjusted in each case for the exchange ratios applicable in the merger, and the number of shares of our common stock issued in exchange for senior debt and related warrants of Cardiac Science in connection with the merger, which transactions are summarized in this report.
     The number of shares of the registrant’s Common Stock outstanding at March 1, 2006 was 22,473,327.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to the registrant’s 2006 annual meeting of shareholders. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part III of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CARDIAC SCIENCE CORPORATION
2005 FORM 10-K ANNUAL REPORT

i

PART 1
      This Annual Report on Form 10-K contains forward-looking statements relating to Cardiac Science Corporation. These are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. Actual results may vary significantly from the results expressed or implied in these statements. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The terms “the Company,” “us,” “we” and “our” refer to Cardiac Science Corporation and our majority-owned subsidiaries.

Item 1.	Business
Overview
      Cardiac Science Corporation develops, manufactures and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”) electrocardiographs (“ECGs”), stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor — defibrillators and cardiology data management systems. We also sell a variety of related products and consumables and provide a comprehensive portfolio of training, maintenance and support services. We market our products under the Burdick, Powerheart and Quinton brand names.
      Cardiac Science Corporation was originally incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” In the merger transaction, which was consummated on September 1, 2005, a wholly-owned subsidiary of CSQ Holding Company was merged with and into Quinton, and Quinton, as the surviving corporation of that merger, was thereafter merged with and into CSQ Holding Company. In addition, another wholly-owned merger subsidiary of CSQ Holding Company was merged with and into CSI, which was the surviving corporation of that merger. In connection with the merger transaction, CSQ Holding Company’s name was changed to Cardiac Science Corporation, and CSI’s name was changed to Cardiac Science Operating Company. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock in accordance with the terms of the Agreement and Plan of Merger dated as of February 28, 2005, as amended. Cardiac Science Corporation, its direct and indirect wholly-owned subsidiaries, including Cardiac Science International A/ S, Cardiac Science Holdings (UK) Ltd. and its majority owned indirect subsidiary Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”) are collectively referred to herein as the Company. Cardiac Science Corporation’s direct wholly-owned subsidiaries Quinton Cardiology, Inc. and Cardiac Science Operating Company were merged into Cardiac Science Corporation on February 28, 2006.
Industry Background
      The AHA reports that there are over 64 million patients in the U.S. with active or developing heart disease. Heart disease is believed to be the leading cause of death in the U.S. It has been estimated that as many as 450,000 people in the United States alone die each year from sudden cardiac arrest (“SCA”), or what is commonly referred to as a massive heart attack. The American Heart Association also estimates the direct cost of treating heart disease and stroke at nearly $226 billion annually, representing 13% of all domestic healthcare spending.
Our Markets
      Cardiac Science Corporation provides a family of advanced cardiac monitoring and defibrillation products and services. We characterize the systems used by healthcare providers to diagnose, monitor and manage heart disease as the “cardiac monitoring” market. We characterize the devices used to automatically or manually resuscitate victims of cardiac arrest as the “defibrillation” market.
      Based on industry reports and management estimates, we believe that combined 2005 sales in the markets in which we compete were approximately $2 billion, and will approach or exceed $3 billion during the next five years. We believe the worldwide market for cardiac monitoring systems is at least $1 billion and is growing at approximately 4% annually, with a portion of that market, cardiology management systems, growing at approximately 12% annually. The worldwide market for AEDs most likely exceeds $300 million and is expected to grow to almost $1 billion during the next five years. The worldwide market for manual (or traditional) external defibrillators is currently estimated at approximately $600 million and is expected to approach or exceed $750 million over the same period.
Cardiac Monitoring Market
What is Cardiac Monitoring?
      Cardiac monitoring systems are crucial to cardiovascular care. Clinicians use cardiac monitoring systems to assess the presence and severity of cardiac disease and to evaluate the efficacy of treatments such as drugs, interventions, operations, and device implants. Effective delivery of cardiovascular care requires that the entire process of recording, storing, analyzing, retrieving and distributing cardiology data be as rapid and cost effective as possible.
How is Cardiac Monitoring Performed?
      The core of cardiac monitoring is the electrocardiogram, or ECG waveform, a representation of the electrical activity of the heart. Clinicians use ECG waveform recordings and analyses to assess the presence and severity of cardiac disease and to monitor the efficacy of treatments such as drugs, interventions, operations and device implants.
What are the Challenges Related to Cardiac Monitoring?
      Despite the technological and clinical advances in cardiology, healthcare providers face significant challenges in delivering consistent and high quality cardiovascular care. Healthcare reform continues to place increasing pressure on providers to treat more patients faster. Increasingly, healthcare is moving outside of the hospital setting into physician offices and other outpatient facilities. In addition, the need to control costs, increase efficiencies and manage data has introduced new factors into the decision making process for technology utilization.
      The changing healthcare environment has resulted in a number of emerging critical needs. These include creating systems and services tailored to the clinician workflow, developing products that are intuitive and easy to use, using proven communication standards for connectivity, and improving the management of healthcare delivery resources and utilizing emerging technologies from multiple vendors, within a security structure that meets Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requirements.

Defibrillation Market
What is Defibrillation?
      Defibrillation systems enable the detection and identification of life-threatening arrhythmias which can lead to death from SCA and, when appropriate, the delivery of electrical current to the heart to restore a normal heartbeat. Sophisticated algorithms within defibrillators filter noise and artifact from a patient’s electrocardiogram signal to enable correct identification of heart rhythms that are life-threatening (i.e. shockable), or non-life-threatening (i.e. not shockable).
How is Defibrillation Performed?
      A normal electrocardiogram consists of wave forms that are referred to as P-QRS-T waves. QRS wave complexes correspond with a person’s heart rate. In the case of the chaotic and disorganized rhythm, which can lead to SCA, these QRS complexes are absent or indistinguishable. If the heart rhythm is considered shockable, and it persists, then a shock will be indicated. Further analysis classifies a shockable rhythm as requiring a synchronous shock, or an asynchronous shock, depending on the type of arrhythmia. A defibrillator detects the need for a shock and delivers the current if needed.
What Are the Challenges Related to Defibrillation?
      Death from SCA occurs without warning or immediately after the onset of symptoms. The AHA estimates that 50% of SCA victims have no prior indication of heart disease — their first symptom is SCA. For those with a known history of cardiac disease, the chance of sudden cardiac death is four to six times greater than that of the general population.
      The main challenge for victims of SCA is that survival is directly linked to the amount of time between the onset of SCA and receiving a defibrillation shock. For every minute that goes by without a defibrillation shock, a victim’s chance of survival is reduced by approximately 10%. Of the estimated 450,000 annual deaths from SCA in the United States, approximately two thirds occur outside a hospital. Although almost 60% of SCA incidents outside the hospital are witnessed, 95% of these victims do not survive, according to the AHA.
      In hospital and pre-hospital (e.g. ambulance) settings, trained professionals typically deploy manual or semi-automatic defibrillators to treat SCA victims. These standard defibrillators require operation or supervision by highly skilled medical personnel to analyze and interpret the patient’s electrocardiogram and to manually deliver a shock using handheld paddles.
      During the last several years, there has been increasing awareness that AEDs save lives and can be safely used by lay people. Communities that strategically place AEDs in public buildings, arenas, airports and emergency vehicles have been able to reduce response times and, therefore, improve survival rates for SCA dramatically. Communities with these public access defibrillation (“PAD”) programs have reported community survival rates approaching 50 percent. In some venues, such as casinos and corporate workplaces, when the first shock is often delivered within 3-5 minutes, reported survival rates have ranged higher.
      Numerous AED-related bills have been introduced at the Federal level and in State governments in the past several years, which has facilitated growth in new and existing markets for AEDs. During the last several years, these initiatives have resulted in certain protections from civil liability arising from emergency use of AEDs, funding programs for PAD program implementation and the mandatory deployment of AEDs in some settings. In addition, the AHA has publicly encouraged widespread deployment of AEDs in the workplaces, communities and homes.
      In addition to “time to shock”, there are a number of technical challenges in delivering current to the heart in external defibrillation. Impedance is the primary difficulty. Tissue such as skin, fat, muscle and bone, surround the heart and impede the flow of energy delivered by a defibrillator. Impedance varies from person to person and in order to optimize energy delivery, adjustments must be made for an individual’s impedance. Also, in cases of cardiac arrest a person’s anatomy, disease condition and metabolic state of the heart, a minimum current is required to defibrillate the heart and establish normal rhythm. This minimum current is defined as the defibrillation threshold. Failure to exceed a patient’s defibrillation threshold means failure to defibrillate a patient’s heart. Finally, to provide effective defibrillation, the cell membranes of the heart must be fully depolarized to minimize the likelihood of re-fibrillation and provide an optimal environment to defibrillate the heart. During the delivery of any defibrillation shock, the cell membranes of the heart are charged, until the cells depolarize. This allows normal electrical pathways to reestablish control and produce a coordinated rhythm. If any residual charge remains on the cells (i.e., they do not fully depolarize), re-fibrillation may occur.
Our Products and Services
      We address our markets through a broad range of advanced cardiac monitoring and defibrillation products and services. In recent years, we have introduced new versions of products or upgraded capabilities in most of our product lines, and we are currently developing additional new versions of products in many of these product lines.
Cardiac Monitoring Products
      Our cardiac monitoring products deliver reliable, cost effective solutions for cardiologists and other healthcare providers worldwide in multiple settings. Our products are easy to use, with simple, intuitive user interfaces. Many of our products are built on a Microsoft Windows-based software architecture designed to integrate critical data capture, provide enterprise level access to data, and scale to meet the requirements of a variety of cardiovascular care environments.
      Our principal cardiac monitoring products include:

Electrocardiographs
      We offer a variety of electrocardiographs that allow physicians to record and analyze patient ECG waveforms at rest to assess the presence of cardiac disease. These products are offered at various price points and configurations, and cover the spectrum of market needs, ranging from low-cost units targeting physicians’ offices to fully featured units that are designed for the most rigorous clinical and hospital settings.

Cardiac stress testing systems
      Our integrated stress testing systems allow cardiologists and other healthcare providers to monitor and analyze the performance of the heart under stress. Our stress systems record a patient’s heart rate, heart rhythm, blood pressure, and other vital signs during induced stress. Our treadmills, specifically designed for cardiac monitoring procedures, provide precise and replicable levels of exertion. Our systems provide real time analysis, charting, and reporting, all of which enable cardiologists and other healthcare providers to diagnose patients’ heart disease more accurately and efficiently.

Holter monitoring systems
      Our integrated “Holter”, or long-term ambulatory ECG, monitoring products and systems record and assess the performance of a patient’s heart during various activities over extended periods of time. The Holter recorder, which is typically worn for a period of 24 hours, records the patient’s heart rate, heart rhythm, and ECG waveform data. Our Holter offering includes multiple diagnostic capabilities.

Cardiac rehabilitation telemetry systems
      Our integrated Q-Tel telemetry devices, database products and treadmills monitor the patient’s heart rate, heart rhythm, and ECG waveform data during rehabilitation exercises. Our rehabilitation database provides real time clinical data and trend analysis to enable cardiologists and other healthcare providers to track and assess improvements in cardiovascular function.

Cardiology data management systems
      We provide cardiology data management systems that automate the processing, storage, retrieval and editing of electrocardiograms and other patient data. Our open architecture strategy provides customers with the flexibility to integrate with an increasing number of devices and data management systems while retaining their current equipment.

Related products and supplies
      Cardiac monitoring products often require lead wires and electrodes to be attached to the patient to retrieve and process patient ECGs, as well as thermal chart paper to generate reports. We sell these items, including our patented Quik-Prep electrodes, and provide an array of other complementary cardiology related products, such as blood pressure monitors and spirometers.
Advantages of our cardiac monitoring products:
      We believe our cardiac monitoring products provide our customers with solutions for overcoming many of the challenges they face, including the following key benefits.
      Ease of use. Our products feature intuitive user interfaces that are designed with significant input from clinicians and technologists. Many of our products automate the data collection functions, use standard computer components and require minimal configuration. We generally design our interfaces to conform to the particular clinical procedure rather than adapting the procedure to the device, and users can customize the interface to meet their unique requirements. We believe this functionality enhances clinical success by allowing the user to concentrate on the patient and procedure. In addition, we believe the ease of use features of our products enable our customers to use our systems with significantly lower training requirements and higher productivity than competing products that do not offer customizable user interfaces.
      Network compatibility. Many of our products are designed to support a clinical network environment, enabling cardiologists to assimilate, collate and interpret data and disseminate results to facilitate diagnosis, monitoring and patient management. These products collect data that may be stored in a local or network server database. Many of our products also connect to larger enterprise networks that allow data to be shared with other users, both within the facility and remotely via secure networks.
      To facilitate these connections, we have chosen to implement commonly used formats and protocols. These formats, such as portable document format (“PDF”) and extensible markup language (“XML”), enable the storage and dissemination of clinical information.
      Effective data capture. Many of our products automate and assist in the collection, interpretation and retrieval of data and can effectively display, for side-by-side comparison, the results of tests performed over an extended period. These products improve clinical productivity and throughput, which is the number of reimbursable procedures completed per hour of system use. For our customers, greater throughput translates into greater return on investment from our products.
      Improved diagnostic speed and accuracy. As a result of easy to use controls, effective data capture, and computer assisted diagnosis, we believe our products allow for improved diagnostic accuracy. The availability of historical results for comparison allows for a greater understanding of changes in a patient’s physical condition. In addition, we believe that by enabling the review and assessment of test results remotely, our systems can greatly speed the time of diagnosis.
      Open technology architecture. Our Microsoft Windows-based technology adheres to established standards for image, waveform, data and report generation and dissemination, enabling healthcare providers to share data across a private network or via the Internet. This Windows-based technology platform was designed to support data integration activities with other third-party clinical systems. We believe this technology will permit our customers to easily integrate our products and systems with their existing infrastructure, and scale to meet the needs of larger healthcare organizations.
Defibrillation Products
      We design our defibrillation products using advanced technology in order to deliver superior performance, reliability, flexibility and ease of use. All of our defibrillation products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our Self-Tracking Active Response (“STAR”) Biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA.
      We have integrated our core technology, along with other proprietary technology into our AEDs and in-hospital defibrillation product lines. We also market our proprietary disposable defibrillator electrode pads and a variety of accessories, including long-life batteries, carry cases, wall cabinets and other related items. In addition, we also license certain components of our core technology to third-parties for integration into other products.
      We offer both AEDs and traditional (“Non-AED”) defibrillation products and services.
Automated External Defibrillation Products
      AEDs are deployed in numerous settings, including educational institutions, federal, state and local municipal agencies, fire and police departments, ambulances, railroads, airports, airlines, military bases, hospitals, nursing homes, health clubs, physician and dental offices, and leading corporations. Our AEDs have also been chosen by many local governments and municipalities for use in community based PAD programs in cities such as London, San Diego, Miami, Minneapolis and St. Louis.
      Our principal AED products include:
Powerheart G-3 PRO
      The G-3 PRO is a technologically advanced AED designed for use by sophisticated users of lifesaving equipment, such as hospital personnel, medical professionals and emergency medical technicians. The G-3 PRO displays the victim’s heart rhythm on a built-in high resolution color ECG display and gives professional users the option of delivering defibrillation shocks either semi-automatically or manually during the emergency treatment of victims of sudden cardiac arrest. Other advanced features include continuous cardiac monitoring capability via an ECG patient cable, multiple rescue data storage, clear and comprehensive voice prompts, infrared data transfer and optional rechargeable battery.
Powerheart G-3 Automatic
      The G-3 Automatic is a fully-automatic AED, designed specifically for public places and corporate workplace settings. A rescuer need only listen to the G-3 Automatic’s detailed voice instructions explaining how to attach the device to the heart attack victim to potentially save a life. There are no buttons to push or additional actions required, since the G-3 Automatic analyzes the patient’s condition to detect a life-threatening heart rhythm and, if appropriate, automatically delivers a potentially life-saving defibrillation shock to restore the heart to a normal rhythm.
Powerheart G-3
      The semi-automatic version of the G-3 is deployed in a multitude of settings. The rescuer listens to the G-3’s detailed voice instructions explaining how to attach the device to the heart attack victim and if a life-threatening heart rhythm is detected, the rescuer is instructed to press the shock button to deliver potentially life-saving defibrillation shock to restore the heart to a normal rhythm.

Traditional Defibrillation Products
      Traditional defibrillators are typically positioned in the hospital at locations such as critical care and cardiac care units, emergency and operating rooms, electrophysiology labs, medical transport environments and alternate care facilities.
      Our traditional defibrillation products include:
Powerheart CRM
      We currently sell our Powerheart CRM as a hospital defibrillator. This product provides hospitals with a therapeutic monitoring alternative which we believe can result in an increase in survival rates and a reduction in patient care costs. The CRM incorporates state-of-the-art technology that provides reliable, continuous and automated monitoring, detection and treatment of life-threatening arrhythmias using our biphasic waveform technology to customize and deliver optimal defibrillation therapy for each patient, among other features.
      To date, we have participated in the in-hospital market through our CRM product. Sales of our CRM have not been material to our business thus far, however, results from hospitals that have deployed the CRM have been encouraging.
Powerheart ECD
      We intend to substantially expand our presence in the hospital defibrillation market with the Powerheart ECD, a traditional hospital “crash cart” defibrillator. The product is designed for use in hospital settings by skilled medical personnel and incorporates our proprietary technology. The ECD, which received 510(k) clearance in early 2006, will be sold exclusively through GE Healthcare, a division of General Electric (“GE”). GE intends to market this product in North America as the Cardiac Science Powerheart ECD, and in the rest of the world under the GE brand name as the Responder 2000.
Advantages of our defibrillation products:
      We believe that our defibrillation products offer the following competitive advantages:
      Arrhythmia detection. Our patented RHYTHMx software algorithm technology allows for the accurate detection and discrimination of life-threatening ventricular tachyarrhythmias and can also be used to treat patients with supraventricular arrhythmias. RHYTHMx filters noise and artifact from a patient’s electrocardiogram signal without compromising sensitivity or specificity. RHYTHMx technology has been clinically validated by leading researchers in numerous clinical studies and received FDA clearance in 1998. In these studies RHYTHMx demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (the ability to identify and not shock non-lethal rhythms).
      Variable Escalating Biphasic Defibrillation energy. Our patented STAR Biphasic waveform technology instantly determines a patient’s impedance, defibrillation threshold and cellular response characteristics in order to optimize and adjust the magnitude of the defibrillation shock based on a patient’s unique size and weight. STAR Biphasic also facilities the escalation of energy if subsequent shocks are necessary. We believe this feature reduces the total of shocks required to convert patients to a normal rhythm. In addition to the use of STAR Biphasic waveform technology in our defibrillator devices, we also license this technology to selected partners.
      Ease of Use. Time is critical during cardiac defibrillation. Our defibrillators are recognized as having industrial designs and user interfaces that facilitate ease of use. This uncompromising commitment to ease of use allows a wide variety of users in a multitude of medical and public access environments to successfully operate our devices. Our AEDs have literally one button or no button operation and provide clear, concise voice prompts that provide detailed instructions to guide the user through the rescue process.
      Reliability. Our patented RescueReady(TM) technology provides automatic daily self-tests of all critical system components including batteries and pre-connected disposable electrode pads, to ensure our defibrillators are working properly. Our AEDs, which may be deployed in environments for months or years without being used, automatically simulate a full and complete energy discharge to ensure operability. If a fault is detected during self-testing, our devices alert users via visual and audible alarms.
      Flexibility. Our various defibrillators allow for fully-automatic, semi-automatic or manual delivery of defibrillation therapy. Operators can easily customize their device settings to suit their particular requirements. Our in-hospital defibrillators offer the unique ability to be prophylactically attached to at-risk cardiac patients to continuously monitor their heart rhythms and provide defibrillation therapy with or without human intervention. Our most popular AED offers patented fully-automatic, with determination and delivery of a shock is done automatically by the AED, which differentiates it from competitive devices.
      Rugged design. Durability and low cost of ownership are key features of our defibrillators. Designed for the most rugged applications our devices can withstand the demands of daily use by hospitals as well deployments in military settings, fire trucks, police vehicles and ambulances.
     Services
      We provide a comprehensive portfolio of training, maintenance and other services to both medical and non-medical customers. As a complement to all of our products, our services organization provides installation, repair, maintenance and technical services, as well as hardware and software upgrades to our installed base of products. We provide call center access 24 hours per day, seven days per week, depot repair and on site maintenance and repair through our extensive field service organization.
      In addition, we provide a full range of AED training, maintenance and support services. Our services include training in the use of AEDs and related training in Cardiopulmonary Resuscitation (“CPR”). We deliver these AED/ CPR training services in the field through a U.S. field staff of over 150 part time employees. We also provide medical direction and information management necessary for AED users to be in compliance with various state laws and regulations.
Growth Strategy
      Our growth strategy is to: (1) exploit under-penetrated and emerging market segments; (2) create opportunities through innovation; (3) broaden our distribution; (4) leverage our services capabilities; and (5) pursue strategic mergers or acquisitions.

Exploit under-penetrated and emerging market segments
      Despite our relatively broad product line, we do not currently have offerings for a number of segments and sub-segments within our core markets. We intend to address many of these areas in the future, which would include offering suitable products at both higher and lower price points within these markets. Based on industry reports and management estimates, we also believe the global market for AEDs is significantly underpenetrated. We intend to focus our global AED selling efforts in the corporate workplace, government, school, first responder and medical markets. We believe that, by continuing to focus the efforts of our direct sales force and distribution partners on these markets, we can increase our AED sales.
      In addition, we believe that a consumer market for home or personal use of AEDs is emerging. We plan to submit a consumer version of our AED to the FDA for 510(k) clearance. If approved, this product would be available for sale to consumers without a prescription from a physician. We believe that we will be able to effectively sell our AEDs in this emerging market through a variety of other innovative approaches, including the Internet.

Create opportunities through innovation
      We have made significant investment in research and development over the last several years and we expect to continue to make significant investment in this area. By continuing to innovate, we believe that we will be able to attract new customers and sell replacement products, product upgrades, consumables and services to our existing customers. We intend to focus our research and development activities on new technologies, new clinical applications and other enhancements to our products that will make them easier to use, less expensive and provide better technical, clinical or connectivity functionality. In addition, we expect to continue to localize our products, with languages and other relevant features, to expand our sales internationally.

Broaden our distribution
      We sell our AEDs in the U.S. market principally through a direct sales force, complementing this with the use of select third party distributors. We believe we can increase our sales of AEDs in the U.S. market by increasing our use of third party distributors.
      We also believe that we can increase sales of both cardiac monitoring and defibrillation products outside of the United States by continuing to develop and improve our international distribution network, as well as leveraging our direct sales presence in the United Kingdom.
      We expect to continue to enter into selling alliances, where appropriate, with industry players whose distribution capabilities can be effectively utilized such as our agreements with Nihon Kohden in Japan to distribute certain cardiac monitoring and defibrillator products and with GE globally to distribute certain defibrillator products. We believe our existing arrangements have even greater potential than demonstrated to date, and we expect to see increased sales from these, particularly in the near term.

Leverage our services capabilities
      We believe our focused repair, call center and field service capabilities distinguish us from our competitors in cardiac monitoring. In addition, we believe our extensive capabilities to provide training, medical direction and information management relating to the deployment and maintenance of AEDs allows us to provide a unique, single source, turnkey solution to our customers. These capabilities offer the potential for additional revenue as part of new product selling efforts, as well as independently through billable, training, maintenance activities and service contracts.

Pursue strategic mergers and acquisitions
      Our growth strategy contemplates mergers and other acquisitions of businesses, product lines, assets or technologies that are complementary to our business or offer us other strategic benefits, such as enhanced clinical or technological value, expanded geographical reach, and additional sales or research and development capabilities. We plan to expand our product lines, leverage the capabilities of our existing sales force and increase sales of our existing and new product lines by selectively acquiring those companies, or assets of companies, with strong differentiated technologies or complementary product lines. In addition to acquisitions of distinct product lines or smaller companies, we may pursue growth through merger with companies of more significant size. We believe the fragmentation of many areas of the cardiology industry offers an excellent opportunity for growth through selective acquisitions.
      We also believe our brand, distribution capabilities, and the proven acquisition and integration experience of our management team, put us in a position to take advantage of these opportunities.
Business Advantages
      We believe our business has several advantages, including:
      Cardiology focus. Both our management and research and development teams have significant experience in cardiology products, which enables rapid innovation and commercialization of products and services. In addition, our sales and service organizations possess substantial domain knowledge, which gives us the ability to introduce new products quickly.
      Commitment to innovation. We have invested a significant percentage of our revenues over the last several years on research and development efforts. Our research and development efforts have contributed to the release of new versions of products in most of our major product categories in recent years. We believe many of our products represent the leading technology in many of the principal markets we serve. We have also been recognized for our product innovation by various industry organizations.
      Industry leading brands. We believe Burdick, Powerheart and Quinton are highly respected names in the field of cardiology. Burdick has been an innovator in medical devices since 1913 and in cardiology since 1949. Our Powerheart AEDs are feature rich known for their sophisticated but easy to use technology. Wayne Quinton developed the first treadmill designed for cardiac stress testing in 1953. Since 1966, the Quinton name has been highly regarded for its quality, reliable advanced cardiology products. We believe we have enjoyed strong brand recognition for all of our products and that we are known for a high level of service, which drives strong relationships with our customers.
      Leading market positions. We believe that we have a leading position in several domestic and international market segments in both cardiac monitoring and defibrillation. In AEDs, we have a substantial presence in U.S. corporate and government workplaces, as well as internationally in the United Kingdom and Japan. In cardiac monitoring, we have a large installed base of stress test systems and rehabilitation telemetry systems and a significant presence in Holter monitors, electrocardiographs, and cardiology data management systems. Management estimates that our installed base exceeds 200,000 units worldwide. Our installed base presents an excellent target market for future sales of products, systems, software upgrades and related service and consumables.
      Global distribution and service network. We believe that our comprehensive global distribution network focused on cardiology products and services distinguishes us from our competitors. Our sales organizations possess extensive experience and expertise in advanced cardiology products. In addition, our service organizations enhance customer satisfaction and retention, and also support our sales efforts with cross-selling capabilities. We believe our global distribution and service network has the ability to support the sale of additional new products, whether developed internally or acquired.
Our Organization
Sales and Marketing
      We have structured our sales organization into four primary channels: (1) our U.S. acute care sales force, which sells cardiac monitoring products and services directly to hospitals and cardiologists; (2) our U.S. primary care sales force, which supports a network of independent distributors in selling both cardiac monitoring and defibrillation products to primary care physicians; (3) our U.S. public access sales force, which consists of an integrated network of direct sales representatives and third party distributors who work together to optimize our sales of AEDs domestically; and (4) our international sales team, which consists of a direct sales force in the United Kingdom, together with a network of over one hundred international distributors that provide sales and service relating to all of our products in approximately ninety countries.
      Our U.S. acute care sales team principally sells Quinton branded products and each sales representative is responsible for a region and a sales quota for that region. Our sales efforts in the acute care market increasingly target system sales opportunities. Our sales efforts have historically promoted stand-alone product sales and were most successful in small and midsize hospitals, rehabilitation clinics, and group cardiology practices. We believe improvements in our technology and changes in customer needs make our products attractive to larger hospitals and physician practices, as well.
      Our U.S. primary care sales force principally sells Burdick branded products. Each of our sales specialists within this channel is responsible for a specific geographic territory and has a sales quota in supporting our independent distributor network in making sales to primary care physicians, cardiology offices and all other alternate care facilities in that territory. We provide our distributors with discounts and promotional marketing support, based on a variety of factors including the annual volume of orders.
      Our U.S. public access sales force sells our Powerheart branded AEDs and training services to corporate and government workplace markets, as well as through school, military and first responder

(police/fire) markets. Our sales representatives in this channel are responsible for territories that are defined by a combination of geographic and market segment characteristics. Each sales representative, selling directly and working with distributors in their territories, is responsible for a sales quota in that territory.
      Internationally, we sell both our cardiac monitoring and defibrillation products primarily through country specific distributors, except in the U.K. where we have a direct operation, and in Japan, where we have an OEM relationship with Nihon Kohden. Our international distribution network is managed by a team of employees and agents living abroad.
      In addition to these sales channels, we have distribution arrangements with various partners such as GE, which will sell our AEDs and in-hospital defibrillation products in the North American hospital market and in all international markets. In North America, the products will be branded as Cardiac Science, while, outside of North America, the products will be sold by GE under its own brand.
      We support all of our sales efforts with a variety of targeted marketing activities, including direct mail, telemarketing, publications, trade shows, training and, other promotional activities.
      We do not have significant sales backlog. At both December 31, 2004 and 2005, our total sales backlog represented less than 30 days of anticipated sales volume.
Customer Service and Support
      We believe that our comprehensive training and services capabilities differentiate us from our competitors. Our extensive capabilities to provide AED and CPR training, medical direction and information management relating to the deployment and maintenance of AEDs allows us to provide a unique, single source, turnkey AED solution to our customers. In addition, we believe our focused, dedicated cardiology customer and field service capabilities distinguish us from our competitors in competing for advanced cardiac monitoring product sales.
      Our large installed base facilitates the sale of service contracts and post — warranty support and presents a cross-selling opportunity for products that are complementary to our customers’ existing installations. In international markets our distributors provide support and other services.
Research and Development
      We believe that strong product development capabilities are essential to our strategy of enhancing, developing, and incorporating improved functionality into our products and maintaining the competitiveness of our products in our core markets. We believe our team of experienced engineers is on the leading edge of software and other technologies in our core markets. Our research and development process is dependent on assessment of customer needs, identification and evaluation of new technologies, and monitoring market acceptance and demand. We have a structured process for undertaking product development projects that involves functional groups at all levels within our company. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market.
      Our research and development expenses were $9.4 million in 2005, $7.4 million in 2004, and $8.1 million in 2003, exclusive of a charge for acquired research and development in 2003. This represents approximately 8.8% of our revenues over that three-year period. During 2003 to 2005, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products.
Technology
      Our engineering teams have specific expertise in ECG algorithms, signal processing, artifact filtering, electrical systems, software development, high voltage waveforms and data management. Software algorithms for analyzing the electrical activity of the heart are the basis for both our cardiac monitoring and our defibrillation product lines. Almost all of our products include hardware components that connect to the patient and digitize ECG waveform signals.
      In our cardiac monitoring systems we generally use object-oriented design based on Microsoft technologies to create the software. We develop our systems’ user interfaces for many of our products using Microsoft tools. Many of our systems have been designed for network operation and many of our software modules have also been developed as objects that can be reused in our other products as needed. In addition, we have designed many of our cardiac monitoring systems to meet emerging industry standards, from reports rendered in PDF or XML format, to the use of Health Level 7 and Serial Communication Protocol format for communications and ECG waveform data.
      All of our defibrillation products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our STAR Biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA. We have integrated our core technology, along with other proprietary technology, into both our AED and our hospital defibrillation product lines. We license certain components of our core technology to third-parties for integration into other products.
Manufacturing and Supply
      Our manufacturing process consists primarily of assembly and testing of AEDs, electrocardiographs, stress test systems, Holter monitoring systems, rehabilitation telemetry systems, medical treadmills, electrodes, and various other products. During 2005, we performed these manufacturing activities at our Deerfield, Wisconsin facility and, to a lesser extent, at the facilities of our majority owned joint venture operation in Shanghai, China and at the former CSI location in Minnetonka, MN.
      We also rely upon other third-party suppliers to provide us with various materials used in the production and assembly of our devices and systems. We have long-standing supply relationships for essentially all our outsourced product components. We purchase a portion of our products from third parties on an original equipment manufacturer (OEM) basis.
      We maintain a comprehensive quality assurance and quality control program that includes documentation of all material specifications, operating procedures, equipment maintenance and quality control methods.
      Our quality systems are based on and in compliance with the requirements of ISO 13485:2003 and the applicable U.S. laws and regulations governing medical device manufacturers.
Our Competition
      The following chart indicates the most significant competitors for each of our major product lines:

Product	Competitors

AEDs	Philips, Medtronic, Zoll Medical, Welch Allyn
Electrocardiographs	General Electric, Philips, Schiller
Cardiac stress testing systems	General Electric, Philips, Welch Allyn
Holter monitoring systems	Del Mar Reynolds, General Electric, Philips, Midmark, ACS, Forest Medical
Cardiac rehabilitation telemetry systems	Life Sensing Instruments, Scott Care
Cardiology data management systems	General Electric, Philips
Traditional (non-AED) defibrillators	Zoll, Medtronic, Philips
      We believe that, depending on the products and situation, our customers consider some or all of following factors in determining which products to purchase:

•	quality, accuracy, and reliability;

•	reputation of the provider;

•	relative ease of use;

•	depth and breadth of features;

•	quality of customer support;

•	frequency of updates;

•	capability to assist in deployment and training;

•	flexibility to integrate products with other devices and systems from multiple vendors;

•	availability of third-party reimbursement;

•	conformity to standards of care; and

•	price.
      We believe our products compete favorably on these factors, as applicable. We also believe that our service capabilities distinguish us and provide us with a competitive advantage over some of our competitors. However, products and services offered by some of our competitors offer features that may compete favorably on these factors as well. The market for our products and services is highly competitive and we expect competition to intensify. Many of our competitors enjoy substantial advantages, including greater resources that can be devoted to the development, promotion and sale of their products. In addition, many of our competitors may have more established sales channels, deeper product development experience or greater name recognition.
Third-Party Reimbursement
      In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payers, pay a significant portion of the cost of a patient’s medical expenses. A uniform policy of reimbursement does not exist among all these payers. We believe that reimbursement is an important factor in the success of many medical devices.
      All U.S. and foreign third-party reimbursement programs, whether government funded or commercially insured, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouraging healthier lifestyles and exploring more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount which healthcare providers may be willing to pay for medical devices.
Government Regulation
      Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling and packaging;

•	product handling, storage, and installation;

•	Pre-market clearance or approval;

•	advertising and promotion; and

•	product sales, distribution, and servicing.

      FDA’s Pre-market Clearance and Approval Requirements. Unless an exemption applies, each medical device we seek to commercially distribute in the U.S. must first receive 510(k) clearance or pre-market approval from the FDA. The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are placed in either class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification, requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are placed in class III requiring pre-market approval. In rare cases, as with our AEDs, the devices are classified as Class III and still cleared under the 510(k) pre-market notification process. Class III devices which can be marketed with a pre-market notification 510(k) are those that are post-amendment (i.e., introduced to the U.S. market after May 28, 1976), Class III devices which are substantially equivalent to pre-amendment (i.e., introduced to the U.S. market before May 28, 1976) Class III devices and for which the regulation calling for the pre-market approval application has not been published in 21 CFR.
      510(k) Clearance Process. The 510(k) clearance process is the process applicable to our current products. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. In rare cases, as described in the prior paragraph, Class III devices including our AEDs are cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes at least three months from the date the application is submitted and filed with the FDA, but it can take significantly longer.
      After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance. Some of those modifications we believe are not significant, and therefore, new 510(k) clearances or pre-market approvals are not required. Other modifications we believe are significant and we have obtained new 510(k) clearances from the FDA for these modifications. In the future, we may make additional modifications to our products after they have received FDA clearance or approval, and in appropriate circumstances, determine that new clearance or approval is unnecessary. However, the FDA may disagree with our determination and if the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain the required clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.
      Pre-market Approval Process. A pre-market approval application must be submitted if the medical device is in class III (although the FDA has the discretion to continue to allow certain pre-amendment class III devices to use the 510(k) process) or cannot be cleared through the 510(k) process. A pre-market approval application must be supported by, among other things, extensive technical, preclinical, clinical trials, manufacturing and labeling data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.
      After a pre-market approval application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System regulations. New pre-market approval applications or pre-market approval application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.
      Certain of our devices have been classified as class III pre-amendment devices. These devices include our AED product line. Although we currently have 510(k) clearance for these devices, the FDA has the discretion at any time to request pre-market approval applications from us and all manufacturers of similar devices. If the FDA calls for pre-market approval applications, we will be required to submit and obtain approvals for such devices within a specified period of time. If we fail to do so, we will not be allowed to continue marketing these products.
      Clinical Trials. A clinical trial is almost always required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical trials generally require submission of an application for an investigational device exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites, and the informed consent of the patients participating in the clinical trial is obtained.
      Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
      Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	fines, injunctions, and civil penalties;

•	mandatory recall or seizure of our products;

•	administrative detention or banning of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or pre-market approval of new product versions;

•	revocation of 510(k) clearance or pre-market approvals previously granted; and

•	criminal penalties.
      International Regulation. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.
      The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE marking. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institution for conformity with the European Union Medical Device Directive allowing us to CE mark our product lines. This quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE marking, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE marking will preclude us from selling our products in the European Union. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union.
      Under the Medical Devices Regulations of Canada, all medical devices are classified into four classes, class I being the lowest risk class and class IV being the highest risk. Class I devices include among others, devices that make only non-invasive contact with the patient. Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current products sold in Canada generally fall into classes II and III. All class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (class I devices do not require such a license). We have obtained applicable Medical Device Licenses for many of our products. Failure to maintain required Medical Device Licenses in Canada or to meet other requirements of the Canadian Medical Devices Regulations (such as quality system standards and labeling requirements) for our products will preclude us from selling our products in Canada. We may not be successful in continuing to meet the medical device licensing requirements necessary for distribution of our products in Canada.
Intellectual Property
      We believe that our intellectual assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. As of December 31, 2005, we held over 100 U.S. and foreign patents, which expire at various times between 2009 and 2020. We also have over 30 patent applications pending before U.S. and foreign governmental bodies. We believe that our patents and proprietary technology provide us with a competitive advantage over our competitors. We intend to continue to aggressively defend our inventions and also look for opportunities to license our technology to generate royalty income.
      Our wide range of patents and patent applications cover much of the technology found in our defibrillation products, including our RescueReady technology, which features one button operation, pre-connected disposable therapy electrode pads and self-test capabilities. Other patents relating to our defibrillation products include our proprietary RHYTHMx arrhythmia detection software technology, our STAR Biphasic defibrillation waveform technology and our disposable therapy electrode pads. Our patents also protect many features of our cardiac monitoring products, including filters for ECG signals, monitoring electrodes and methods of interfacing the monitoring electrodes to a patient, and devices and methods for obtaining, analyzing, and presenting certain physiological data. We also have perpetual rights to certain patented technology relating to our medical treadmills. In addition, we have registered or applied to register certain trademarks with domestic and certain foreign trademark authorities.
      Our business also depends in part on licenses to use third parties’ software in our product offerings. We believe that the agreements we have in place with these third parties generally provide for such software at fair market value and that, if any such agreements expire or terminate, we would be able to obtain alternative software at comparable prices.
Employees
      As of December 31, 2005, we had 511 full time employees plus 48 contract employees, whose positions we expect to become full time during 2006. This combined total of 559 full time positions includes 83 in research and development, 150 in sales and marketing, 106 in technical and support services, 134 in manufacturing and supplies operations, 10 in regulatory affairs and 76 in finance and administration. These employee totals include 24 employees in our majority owned Shanghai-Quinton joint venture. In addition, we had approximately 150 part-time employees, most of whom provide training to our customers on an as-needed basis. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.
Foreign Operations
      Sales to customers located outside the United States were approximately $14.2 million, $5.9 million and $6.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additional information is provided in Note 1 to the Consolidated Financial Statements “Summary of Significant Accounting Policies — Segment Reporting.”
Available Information
      We maintain an Internet site at http://www.quinton.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 1A.	Risk Factors

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
      We sell many of our products principally through third party distribution and strategic partners. One of these domestic distribution organizations, Physicians Sales and Service, Inc., accounted for 13% of the Company’s revenues in 2005. If these agreements are cancelled or if we are unable to renew them as they expire, our sales and operating results may suffer materially.
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
      In accordance with accounting principles generally accepted in the United States of America, we accounted for the merger transaction using the purchase method of accounting. Under the purchase method of accounting, we preliminarily allocated the total estimated purchase price to CSI’s net tangible assets, and identifiable intangible assets based on their fair values as of the date of completion of the transaction, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the identifiable intangible assets acquired in connection with the transaction. We have estimated such additional amortization expenses to be approximately $3.1 million per year over the next several years. To the extent the value of goodwill becomes impaired, we may be required to incur charges relating to the impairment of goodwill, and such charges may be material. Goodwill impairment charges would reduce our net income and earnings per share, which could negatively impact the market price of our common stock.

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
      In February 2003, CSI filed a patent infringement action against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V., or Philips, in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”, “HeartStart,” “HeartStart FR2” and the “HeartStart Home Defibrillator” infringe at least ten of our U.S. patents. In the same action, Philips counterclaimed for infringement of certain of its patents and CSI has sought a declaration from the court that its products do not infringe such patents. Many of the Philips defibrillators are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of CSI’s Powerheart and Survivalink AEDs and are covered under CSI’s patents. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.

Our reliance on a principal manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.
      We have integrated the manufacturing operations of Quinton and CSI into a principal manufacturing facility, located in a single building in Deerfield, Wisconsin. Despite precautions taken by us, a natural disaster or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment located in that facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory of product or components located in our facility. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of this insurance coverage, which would impair financial results.

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
      As of December 31, 2005 and after applying the Quinton and CSI exchange ratios, as appropriate, we have reserved 3,884,703 shares of common stock for issuance upon the exercise of options that are either outstanding or may be granted under the Company’s stock-based compensation plans. The holders of these instruments may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these instruments and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.

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
      Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” requires us to not amortize goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also need to evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below its book value for an extended period of time. A significant decline in our stock price could require us to evaluate goodwill for impairment and intangible assets for recoverability during the quarter in which the decline occurred. In the case of intangible assets with indefinite lives, we will need to evaluate whether events or circumstances continue to support an indefinite useful life. We will need to evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      We have a facility in Bothell, Washington, which houses our corporate offices and certain of our research and development and customer support services operations, as well as the marketing, finance and administration departments. We occupy approximately 38,000 square feet in this facility. Our lease of the Bothell facility expires in December 2013, although we have an early termination option in January 2008.
      We also have a facility in Deerfield, Wisconsin, which houses our manufacturing operations and certain of our research and development, customer support services, marketing, finance and administrative functions. This is an approximately 100,000 square foot leased facility. The lease expires in 2008 with two five-year renewal options.
      We also have a facility in Lake Forest, California, which houses certain of our research and development operations. This facility comprises approximately 10,000 square feet and the lease expires in 2008. Additionally, we have international sales and marketing offices in Copenhagen, Denmark, Manchester, England, and Beijing, China.

Item 3.	Legal Proceedings
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
      In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The complaint alleges that certain of our AEDs infringe the patent and seeks monetary damages. The patent is now expired. We have filed an answer to the complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent has been submitted before the United States Patent and Trademark Office for reexamination. In October 2004, the court issued an order staying the litigation pending resolution of the reexamination. At this stage of the litigation, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable.
      In March 2005, six complaints were filed in the Chancery Court of Delaware concerning CSI’s merger agreement with Quinton and the merger transaction contemplated thereby. These six actions were later consolidated into what is referred to for purposes of this section as the consolidated action. On May 17, 2005, an amended complaint was filed in the consolidated action. As of March 1, 2006, all actions have been dismissed. The six original complains were:

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
      Generally, the complaints alleged that CSI’s board of directors breached its fiduciary obligations with respect to the proposed merger transaction between CSI and Quinton because the board of directors did not negotiate sufficient compensation for CSI’s shareholders and because the board of directors engaged in self-dealing in connection with CSI’s senior note holders. The amended complaints filed in Delaware also alleged that the preliminary joint proxy statement/ prospectus filed with the SEC in connection with the merger transaction did not adequately disclose material information about the transaction. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that CSI’s board of directors hold an auction to obtain the best value for CSI’s shareholders.
      In June 2005, pursuant to an agreement of the parties to these actions, plaintiffs’ counsel withdrew their motion for preliminary injunction and, on June 24, 2005, counsel for the parties in the consolidated action and the Oppenheim action executed a memorandum of understanding. As a result, plaintiffs’ counsel agreed to dismiss all disclosure related claims with prejudice and to release all parties associated with the transaction in connection with such claims in exchange for CSI’s agreement to include certain additional disclosures in the joint proxy statement/ prospectus. Plaintiffs’ counsel in the consolidated action also agreed to dismiss the remainder of their complaint without prejudice.
      Plaintiffs’ counsels in the Delaware actions applied to the Chancery Court of Delaware for attorneys’ fees and approval of the settlement. On January 4, 2006, the Chancery Court of Delaware approved the settlement and awarded fifty percent (50%) of the attorneys fees requested by plaintiffs’ counsel for a total of $300,000 which was subsequently paid by CSI’s insurance carrier. All Delaware actions have been dismissed. Plaintiffs’ counsel in the consolidated California actions has also agreed to dismiss their case in exchange for a de minimis sum which will be paid by CSI’s insurance carrier.
      We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market (symbol “CSCX”). The number of shareholders of record of our common stock at March 1, 2006, was 96.
      Quarterly high and low bid quotations for our common stock as quoted on the Nasdaq National Market for the periods indicated are set forth in the table below. The high and low bid quotations for fiscal 2004 and the first three quarters of fiscal 2005 are Quinton Cardiology Systems, Inc. (“Quinton”) prices that have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share.

	Stock Price

	High	Low

Fiscal 2004
First Quarter	$15.86	$10.20
Second Quarter	19.17	12.04
Third Quarter	13.10	8.81
Fourth Quarter	14.24	11.06
Fiscal 2005
First Quarter	$14.45	$10.07
Second Quarter	11.02	9.00
Third Quarter	13.28	9.91
Fourth Quarter	10.75	8.00
      We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. Our company is the result of the combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) pursuant to a merger transaction that was completed on September 1, 2005. Since we are deemed to be the successor to Quinton for accounting purposes, our selected consolidated financial data in the table below represents the historical financial data of Quinton and includes CSI’s results of operations since September 1, 2005.

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except share and per share data)
Consolidated Statement of Operations Data(1):
Revenues	$42,874	$46,496	$84,396	$89,603	$106,650
Cost of revenues	26,020	27,883	51,131	50,302	59,794

Gross profit	16,854	18,613	33,265	39,301	46,856

Operating Expenses:
Research and development	5,459	5,126	8,086	7,397	9,353
Write off acquired in-process research and development	—	—	1,290	—	—
Sales and marketing	9,210	9,974	17,669	18,378	24,957
General and administrative (excluding stock-based compensation)	4,913	5,273	7,669	8,275	15,068
Stock-based compensation(2)	2,664	111	74	73	58

Total operating expenses	22,246	20,484	34,788	34,123	49,436

Operating income (loss)	(5,392)	(1,871)	(1,523)	5,178	(2,580)

Other Income (Expense):
Interest income (expense), net	(939)	330	(212)	(70)	325
Write-off note receivable and accrued interest	(1,106)	—	—	—	—
Other income (expense), net	74	(6)	(11)	1,031	(487)

Total other income (expense)	(1,971)	324	(223)	961	(162)

Income (loss) from continuing operations before income taxes and minority interest in loss of consolidated entity	(7,363)	(1,547)	(1,746)	6,139	(2,742)
Income tax benefit (provision)	205	192	(62)	8,890	1,473

Income (loss) from continuing operations before minority interest in loss of consolidated entity	(7,158)	(1,355)	(1,808)	15,029	(1,269)
Minority interest in loss of consolidated entity	—	—	25	39	31

Income (loss) from continuing operations	(7,158)	(1,355)	(1,783)	15,068	(1,238)
Discontinued operations:
Loss on sale, net	(831)	—	—	—	—

Net income (loss)	$(7,989)	$(1,355)	$(1,783)	$15,068	$(1,238)

Basic income (loss) from continuing operations per share(3)	$(14.73)	$(0.22)	$(0.19)	$1.47	$(0.08)

Diluted income (loss) from continuing operations per share(3)	$(14.73)	$(0.22)	$(0.19)	$1.39	$(0.08)

Shares used in computing basic income (loss) from continuing operations per share(3)	485,992	6,088,081	9,376,205	10,236,838	14,695,261
Shares used in computing diluted income (loss) from continuing operations per share(3)	485,992	6,088,081	9,376,205	10,814,680	14,695,261

	Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except share and per share data)
Consolidated Statement of Cash Flows Data:
Cash flows from (used in) operating activities	$719	$(1,369)	$173	$6,259	$(850)

Cash flows used in investing activities	$(280)	$(3,369)	$(19,597)	$(41)	$(18,053)

Cash flows from (used in) financing activities	$(644)	$23,902	$227	$15,499	$547

	December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$218	$19,382	$185	$21,902	$3,546
Total assets	17,466	42,050	48,317	77,175	248,557
Current liabilities	16,578	14,378	20,807	18,682	33,832
Long-term liabilities	831	363	1,180	—	1,806
Total shareholders’ equity	$57	$27,309	$26,132	$58,334	$212,791

(1)	The acquisition of Burdick, Inc. in January 2003 and the business combination of Quinton and CSI in September 2005 materially affect the comparability of information contained in this table (See Note 2 to the Consolidated Financial Statements).

(2)	Stock-based compensation charges, though reported separately in the statement of operations, are attributed to general and administrative expenses.

(3)	Shares prior to September 1, 2005 have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share. See Note 1 to the consolidated financial statements for a reconciliation of the denominators used in computing basic and diluted loss per share from continuing operations for 2003, 2004 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     Business Overview
      Cardiac Science Corporation, was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” The merger transaction was consummated on September 1, 2005. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock.
      Stockholders of Quinton received 0.77184895 share of our common stock for each common share of Quinton held, representing approximately 48.8% of our total outstanding common stock as of the date of closing, and holders of CSI common stock received 0.10 share of our common stock for each common share of CSI held, which, together with 2,843,915 shares of our common stock issued to the holders of senior notes and related warrants of CSI in connection with the merger transaction, represented approximately 51.2% of our total outstanding common stock as of the date of closing. In addition, we assumed each outstanding option and other warrant to purchase common stock issued by Quinton and CSI.
      For accounting purposes, the merger transaction was treated as an acquisition by Quinton of CSI as of September 1, 2005. Since we are deemed to be the successor to Quinton for accounting purposes, our consolidated financial statements represent the historical statements of Quinton and include CSI’s results of operations since September 1, 2005. All share and per share data have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at the exchange ratio set forth in the merger agreement.
      We develop, manufacture and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including AEDs, electrocardiographs, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor — defibrillators and cardiology data management systems. We also sell a variety of related products and consumables and provide a comprehensive portfolio of training, maintenance and support services. We market our products under the Burdick, Powerheart and Quinton brand names.

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

Critical Accounting Estimates
      There are certain critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider an accounting estimate to be critical if it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and changes in the estimate or different estimates that we reasonably could have selected would have had a material impact on our financial condition or results of operations.
      Purchase Price Allocations. In connection with the merger transaction in September 2005, we have preliminarily allocated the purchase price plus transaction costs and the fair value of liabilities assumed to the estimated fair values of CSI assets acquired. The preliminary purchase price allocation estimates were made based on our preliminary estimates of fair values. Had these preliminary estimates been different, reported amounts allocated to assets and liabilities and results of operations subsequent to the acquisitions could be materially impacted.
      Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the identifiable intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s preliminary estimates of fair values. Additionally, fair values of the other assets acquired and liabilities assumed have been based on preliminary estimates.
      Additionally, deferred income tax adjustments recorded in connection with the merger transaction will differ from amounts initially recorded as management obtains all information that we will likely obtain, and adjusts the allocation of purchase price, accordingly. Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its preliminary assessment that it is more likely than not that the Company will realize the benefit of preliminarily determined acquired deferred tax assets. However adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of the final purchase price allocation.
      Accounts Receivable. Accounts receivable represent a significant portion of our assets. We must make estimates of the collectability of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Different estimates regarding the collectability of accounts receivable may have a material impact on the timing and amount of reported bad debt expense and on the carrying value of accounts receivable.
      Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on the financial statements as a whole.
      Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with acquisitions of our medical treadmill product line, Burdick and CSI. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products, which includes our product service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
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
      Valuation of Long-Lived Assets. We review long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to value of the asset group on our balance sheet if it is concluded that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
      Warranty. We provide warranty service covering the systems we sell. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.
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
      Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses related to such exposures requires significant judgment about the potential range of outcomes. We are not presently affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to these contingencies. A loss contingency, to be recorded as an expense, must generally be both probable and estimable.
      Restructuring Costs. Our merger transaction with CSI caused excess facilities and redundant employee positions. In 2005 we recorded an estimated restructuring accrual of $4,381,000 in connection with the merger transaction. Determining the necessary restructuring accrual required us to estimate future sublease income for vacated excess facilities.
      Software Revenue Recognition. We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.
      Sales Returns. The Company provides a reserve against revenue for estimated product returns. The amount of this reserve is evaluated quarterly based upon historical trends.
      Investment in Unconsolidated Entity. We assess the fair value of our investment in ScImage, Inc. in each period to determine whether the fair value of the investment has declined below its carrying amount and whether any such decline is other than temporary. The information to evaluate the fair value of the investment in ScImage is limited since ScImage is a privately held company. In the fourth quarter of

2005, based on a significant change in circumstances that we considered to be other-than-temporary, we wrote down our investment in ScImage to its estimated fair value, which resulted in a charge of $0.9 million.

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
      Revenue Recognition. Revenue from sales of hardware products is generally recognized when title transfers to the customer, typically upon shipment. Some of our customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, we recognize revenue on sales of products made to distributors when the product is shipped to its distributors and all significant obligations of we have been satisfied. In making a determination of whether significant obligations have been met, we evaluate any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is not determined to be inconsequential or perfunctory, we defer the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed.
      When a product upgrade for a hardware system will be released in the near future, we occasionally sell purchasers of the system the right to upgrade to the new version when it is released. The timing of recognition of revenues from system sales that include upgrade rights depends on our judgment about whether there is sufficient objective evidence regarding the fair value of the upgrade right. If there is sufficient objective evidence of the fair value of the upgrade right, revenue is recognized from the sale of the system, net of the fair value of the upgrade right, at the time of shipment and revenue related to the fair value of the upgrade right is deferred until the upgrade is shipped. If there is not sufficient evidence of the fair value of the upgrade right, we defer all revenues from the sale of the system, including the upgrade right, until the upgrade is shipped. The factors considered in determining if there is adequate evidence of fair value include whether the undelivered upgrade right is sold separately at prices that, in our judgment, are within a narrow range. The timing of revenue recognition could be materially affected if different judgments are made regarding the sufficiency of the evidence regarding the fair value of these upgrade rights.
      Distributors do not have price protection and generally do not have product return rights, except in cases upon termination of the distributor agreement or if product is defective. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” or cash basis. The determination of whether sales to distributors are contingent on resale is subjective because we must assess the financial wherewithal of the distributor to pay regardless of resale. For sales to distributors, we consider several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.
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
      With respect to arrangements where software is considered more than incidental, the vendor specific objective evidence of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. We occasionally sell software and hardware upgrades on a stand alone basis.

      We consider program management packages and training and other services as separate units of accounting and apply the provisions of EITF 00-21 when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to agreements that exist with some customers pursuant to annual or multi-year terms, are deferred and amortized on a straight-line basis over the related contract period.
      We offer optional extended service contracts to customers. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Service contract revenues are recognized on a straight-line basis over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For services performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is reasonably assured.
      Accounting for Stock-Based Compensation. We have elected to measure our stock-based compensation expense relating to grants to employees under our stock option plans using the intrinsic value method. Under this method, we record no compensation expense when we grant stock options to employees if the exercise price for a fixed stock option award to an employee is equal to the fair value of the underlying common stock at the date we grant the stock option.
      A different method for accounting for employee stock option grants is the fair value method. Under the fair value method, estimates are used to determine the fair value of options granted to employees based on an option pricing model which incorporates such factors as the current stock price, exercise prices of the options, expected volatility of future movements in the price of the underlying stock, risk-free interest rates, the term of the options and any dividends expected to be paid. The fair value determined under this method is then amortized over the vesting period of the related options. Had we chosen to account for employee stock options using the fair value method, we would have recorded additional stock based compensation expense, net of related income taxes, of approximately $1.2 million, $1.7 million and $3.7 million for the years ended December 31, 2003, 2004 and 2005, respectively.
Results of Operations

Overview of 2005 Results
      The data below represents the historical statements of Quinton and include CSI’s results of operations since September 1, 2005, the date the merger transaction was consummated.
      Revenues for 2005 were $106.7 million, with net loss of $1.2 million. The following developments during 2005 were key for our business:

•	We successfully completed a significant merger between Quinton and CSI and completed substantially all integration activities on schedule and as planned.

•	We laid the groundwork for future growth by consolidating all of our administrative and customer service functions in Washington State and consolidating all of our U.S. manufacturing into a single location in Wisconsin.

•	We released updates to our product lines in a number of key areas, including a web-enabled version of our Pyramis cardiology management system.

•	We obtained approval from the Japanese Ministry of Health for a biphasic private-labeled version of our Powerheart G-3 and, consequently, were able to regain sales momentum for our AED products in Japan, through Nihon Kohden, our distribution partner in Japan.

•	We brought on board several new executives in an effort to continue building a strong team that will enable our future growth.

Looking Forward
      Given the developments above, we believe we are poised to realize significant revenue growth, profit and operating cash flow in 2006. We will continue to focus on increasing sales of all of our products and expect significant growth in AED sales.
      As revenues increase, we expect our operating expenses to also increase. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We believe part of our future success will be dependent upon establishing relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts in both domestic and international locations, hire additional sales and marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase slightly in 2006 as we continue to develop our post-merger corporate infrastructure. In addition to these operating expenses, we expect stock-based compensation expense to increase significantly in 2006 and continue to be a significant ongoing expense, as we begin to record stock-based compensation expenses in the first quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

Revenues
      We derive our revenues primarily from the sale of our cardiology products and related consumables, and to a lesser extent, from services. We categorize our revenues as (1) cardiac monitoring products, which includes capital equipment, software products and related accessories and supplies; (2) defibrillation products, which includes our AEDs, hospital defibrillators and related accessories; and (3) service, which includes service contracts, CPR/ AED training services, AED management program services, equipment maintenance and repair, replacement part sales and other services.
      We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.
      Revenues for the years ended December 31, 2003, 2004 and 2005 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2003	2003 to 2004	2004	2004 to 2005	2005

Cardiac monitoring products	$71,557	8.1%	$77,373	(4.0)%	$74,278
% of revenue	84.8%		86.4%		69.6%
Defibrillation products	—	—	—	100.0%	19,182
% of revenue	—		—		18.0%
Service	12,839	(4.7)%	12,230	7.8%	13,190
% of revenue	15.2%		13.6%		12.4%

Total revenues	$84,396	6.2%	$89,603	19.0%	$106,650

Comparison of Years Ended December 31, 2005 and December 31, 2004
      Total revenues increased by $17.0 million, or 19.0%, to $106.7 million in 2005 from $89.6 million in 2004. This increase was primarily due to the addition of defibrillation products and services revenues resulting from the merger with CSI on September 1, 2005 and, to a lesser extent, increased international sales of cardiac monitoring products, which grew by nearly 19%, due principally to the availability of new versions our products, including many foreign languages. Overall sales of U.S. cardiac monitoring products declined in 2005 due to softness in sales of our cardiac stress testing and rehabilitation monitoring products, which were only partially offset by strong sales of electrocardiographs and cardiology management systems. Management believes that the net declines in U.S. sales were primarily related to significant turnover that occurred in the acute care sales force during the year.
      Service revenues increased by $1.0 million, or 7.8%, to $13.2 million in 2005 from $12.2 million in 2004. This increase was primarily due to services related to AED deployments, offset partially by a small decline in services related to cardiac monitoring products, due primarily to reduced parts and billable labor sales. We have experienced a gradual decline in parts and billable labor sales in recent quarters and this mild decline may continue in the near future as our customers continue to replace legacy cardiac monitoring products with newer versions of our products. We expect, however, that any continued decline in parts and labor sales would be relatively modest and will, ultimately, be offset by increases in service contracts on new products.

Comparison of Years Ended December 31, 2004 and December 31, 2003
      Revenues increased by $5.2 million, or 6.2%, to $89.6 million in 2004 from $84.4 million in 2003. Revenues for the year ended December 31, 2003 and 2004 included sales of $3.0 million and $0.2 million, respectively, related to our hemodynamic monitoring product line. In October 2003, we sold our hemodynamic monitoring product line. In connection with this transaction, we discontinued substantially all sales of hemodynamic monitoring systems. We continued to provide service, on a gradually declining basis, to the customers with installed systems until April 2004, when the buyer of this line assumed all remaining service responsibility.
      Cardiac monitoring products revenues increased by $5.8 million, or 8.1%, to $77.4 million in 2004 from $71.6 million in 2003. Cardiac monitoring products revenues for 2003 included sales of $1.9 million related to our divested hemodynamic monitoring line. The growth in products revenues was attributable to continued strong sales in most of our core product lines.
      Service revenues decreased by $0.6 million, or 4.7%, to $12.2 million in 2004 from $12.8 million in 2003. The decline in service revenues was due primarily to the loss of service revenues relating to our divested hemodynamic product line. Service revenues for 2003 and 2004 included sales of $1.1 million and $0.2 million, respectively, related to our divested hemodynamic monitoring product line.

Gross Profit
      Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, related overhead costs, and compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.
      Gross profits for the years ended December 31, 2003, 2004 and 2005 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2003	2003 to 2004	2004	2004 to 2005	2005

Products	$27,602	25.0%	$34,511	22.5%	$42,265
% of products revenue	38.6%		44.6%		45.2%
Service	5,663	(15.4)%	4,790	(4.2)%	4,591
% of service	44.1%		39.2%		34.8%

Total gross profit	$33,265	18.1%	$39,301	19.2%	$46,856

% of total revenue	39.4%		43.9%		43.9%

Comparison of Years Ended December 31, 2005 and December 31, 2004
      Gross profit increased by $7.6 million, or 19.2%, to $46.9 million in 2005 from $39.3 million in 2004. Gross profit, as a percentage of revenues, remained static at 43.9% from 2004 to 2005. Gross profit for 2005 included charges to cost of revenues arising in connection with the merger transaction of $3.2 million. This included a charge of $1.5 million reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value. Charges of $1.2 million were incurred during 2005 relating to retention bonuses and other costs relating to post-merger integration activities. Additional charges of $0.5 million were incurred during 2005 reflecting a write-off of licenses relating to discontinued product as well as a write-off of demonstration equipment. These charges to cost of revenues represented an adverse impact to gross profit of approximately 3.0%. We expect to incur additional charges related to the merger transaction of approximately $0.3 million in the first quarter of 2006 related to the charges referred to above. Based on expected inventory turns, material charges of this nature are not expected to recur beyond the first quarter of 2006. There were no similar charges during 2004.
      Gross profit from products increased by $7.8 million, or 22.5%, to $42.3 million in 2005 from $34.5 million in 2004. Gross profit, as a percentage of product revenues, increased to 45.2% in 2005 from 44.6% in 2004. The increase in gross margin was primarily attributable to the impact of higher gross margin defibrillation products since September 1, 2005 and, to a lesser extent, the result of ongoing cost reduction initiatives, combined with changes in product mix. Gross profit for 2005 included charges to cost of products revenues of $3.2 million discussed above. These charges to cost of products revenues represented an adverse impact to gross margin from products revenues of approximately 3.4%. There were no similar charges during 2004.
      Gross profit from service decreased by $0.2 million, or 4.2%, to $4.6 million in 2005 from $4.8 million in 2004. Gross profit, as a percentage of service revenues, decreased to 34.8% in 2005 from 39.2% in 2004. The decrease in service gross margin was principally attributable to a decrease in cardiac monitoring service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers. Future decreases in service gross margin are possible if parts and billable labor sales continue to decline and are not offset by increases in contract service revenue. We do not expect that any such margin decreases will be substantial.

Comparison of Years Ended December 31, 2004 and December 31, 2003
      Gross profit increased by $6.0 million, or 18.1%, to $39.3 million in 2004 from $33.3 million in 2003. Gross profit, as a percentage of revenues, increased to 43.9% in 2004 from 39.4% in 2003. The increase in gross margin was attributable primarily to the results of cost reductions that were realized from the consolidation of our manufacturing operations, which involved the combination of our Bothell, Washington manufacturing capabilities with our Deerfield, Wisconsin manufacturing facility and was completed at the end of 2003. The benefits realized from the consolidation of our manufacturing operations were offset partially by a decline in service margin. To a lesser extent, the increase in gross profit was due to the results of product cost reduction initiatives, including design cost reductions and other reductions in the cost of purchased components of our products. Gross profit for 2003 included both a manufacturing consolidation charge of $1.4 million and an acquisition-related charge of $0.3 million, reflecting an upward adjustment to Burdick’s inventory valuation from Burdick’s historical cost at the acquisition date. There were no similar charges during 2004.
      Gross profit from products increased by $6.9 million, or 25.0%, to $34.5 million in 2004 from $27.6 million in 2003. Gross profit, as a percentage of product revenues, increased to 44.6% in 2004 from 38.6% in 2003. This increase in gross margin resulted primarily from the cost reductions realized from our manufacturing facility consolidation and the product cost reduction measures referred to above. Gross margin from products revenues for 2003 included a manufacturing consolidation charge of $1.3 million and, in addition, an acquisition-related charge of $0.3 million, collectively representing an adverse impact to gross margin from revenues of approximately 2.2 percentage points. There were no similar charges during 2004.
      Gross profit from service decreased by $0.9 million, or 15.4%, to $4.8 million in 2004 from $5.7 million in 2003. Gross profit, as a percentage of service revenues, decreased to 39.2% in 2004 from 44.1% in 2003. This decrease in gross margin was attributable primarily to a combination of a reduction in high margin service revenues associated with the sale of our hemodynamic monitoring business and increases in service staffing levels to provide enhanced support to our customers.

Operating Expenses
      Operating expenses consist of expense related to research and development, sales and marketing and other expenses required to run our business.
      Research and development expenses consist primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of products. We expense research and development costs as incurred. Several components of our research and development effort require significant funding, the timing of which can cause significant quarterly variability in our expenses.
      Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions as well as costs associated with promotional and other marketing activities.
      General and administrative expenses consist primarily of salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel, professional fees, legal fees and corporate expenses.
      Operating expenses for the three years ended December 31 2003, 2004 and 2005 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2003	2003 to 2004	2004	2004 to 2005	2005

	(In thousands)
Research and development	$8,086	(8.5)%	$7,397	26.4%	$9,353
% of total revenue	9.6%		8.3%		8.8%
Write off of acquired in-process research and development	1,290	(100.0)%	—	—	—
% of total revenue	1.5%		—		—
Sales and marketing	17,669	4.0%	18,378	35.8%	24,957
% of total revenue	20.9%		20.5%		23.4%
General and administrative	7,669	7.9%	8,275	82.1%	15,068
% of total revenue	9.1%		9.2%		14.1%
Stock-based compensation	74	(1.4)%	73	(20.5)%	58
% of total revenue	0.1%		0.1%		0.1%

Total operating expenses	$34,788	(1.9)%	$34,123	44.9%	$49,436

% of total revenue	41.2%		38.1%		46.4%

Research and Development Expenses
      Research and development expenses increased by $2.0 million, or 26.4%, to $9.4 million in 2005 from $7.4 million in 2004. This increase was primarily due to the impact of additional research and development expenses relating to the CSI business. As a percentage of revenues, research and development expenses increased to 8.8% in 2005 from 8.3% in 2004.

      Research and development expenses decreased by $0.7 million, or 8.5%, to $7.4 million in 2004 from $8.1 million in 2003. This decrease resulted primarily from staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, research and development expenses decreased to 8.3% in 2004 from 9.6% in 2003. This decrease was attributable to lower labor costs and higher revenues during 2004 compared to 2003.

Write off of Acquired in-Process Research and Development Expenses
      During 2003, we recorded a charge of $1.3 million to write off in-process research and development acquired in the Burdick acquisition. There were no similar charges in 2004 or 2005 and we do not expect to recognize additional in-process research and development write-offs relating to the Burdick or CSI acquisition in the future.

Sales and Marketing Expenses
      Sales and marketing expenses increased by $6.6 million, or 35.8%, to $25.0 million in 2005 from $18.4 million in 2004. This increase was primarily due to the impact of additional sales and marketing expenses relating to the CSI business. Additionally, this increase was attributable to increases in commission expense associated with higher revenues. To a lesser extent, the increase was also due to increases in Quinton’s staffing related expenses and other investments in marketing in 2005 to facilitate future growth. As a percentage of revenues, sales and marketing expenses increased to 23.4% in 2005 from 20.5% in 2004. This increase primarily reflects higher proportionate spending on sales and marketing expenses in the CSI business.
      Sales and marketing expenses increased by $0.7 million, or 4.0%, to $18.4 million in 2004 from $17.7 million in 2003. This increase was attributable primarily to increases in commission expense associated with higher revenues, partially offset by staffing reductions associated with the sale of our hemodynamic monitoring product line. As a percentage of revenues, sales and marketing expenses decreased to 20.5% in 2004 from 20.9% in 2003. This decrease primarily reflects an increase in revenues for 2004 compared to 2003, without a proportionate increase in expenses.

General and Administrative Expenses
      General and administrative expenses, excluding stock-based compensation, increased by $6.8 million, or 82.1%, to $15.1 million in 2005 from $8.3 million in 2004. The increase was primarily due to: (i) the impact of additional general and administrative expenses relating to the CSI business, (ii) expenses of $1.1 million relating to the purchase of tail insurance policies pursuant to the agreement for the merger transaction with CSI, (iii) increased legal costs of $0.7 million primarily related to the Philips patent litigation, (iv) increased audit, tax and consulting fees of $0.9 million, (v) increase in amortization expense of $0.6 million related to intangible assets acquired in the merger, and (vi) expenses of $0.8 million relating to retention bonuses and other post-merger integration activities. We expect to incur additional charges of approximately $0.2 million in the first quarter of 2006, respectively, relating to retention bonuses and other costs relating to post-merger integration activities. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, increased to 14.1% in 2005 from 9.2% in 2004. This reflects an increase in expenses in 2005 over the comparable period in 2004 due principally to expenses referred to above.
      General and administrative expenses, excluding stock-based compensation, increased by $0.6 million, or 7.9%, to $8.3 million in 2004 from $7.7 million in 2003. This increase was principally the result of professional services, including consulting and accounting fees associated with documentation and testing of our internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act and the Securities and Exchange Commission’s related rules. As a percentage of revenues, general and administrative expenses, excluding stock-based compensation, increased to 9.2% in 2004 from 9.1% in 2003, primarily as a result of the increased consulting and accounting fees.

Stock-Based Compensation
      In accordance with provisions of Statement of Financial Accounting Standard No. 123, (“SFAS No. 123”), we apply Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Under this election, stock-based compensation charges are recorded when the exercise price of an option or the sales price of restricted stock is less than the fair value of the underlying common stock for awards to employees at the grant date. We also record stock-based compensation charges when options are granted to non-employees based on estimates of the underlying stock fair values determined using option pricing models. Although stock-based compensation is a general and administrative expense, we present stock-based compensation separately from general and administrative expenses. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision to SFAS No. 123 which will require us to record an expense for all outstanding unvested stock options and grants of new stock options effective for fiscal periods beginning after December 15, 2005.
      Stock-based compensation expense was $58,000, $73,000 and $74,000 in 2005, 2004 and 2003, respectively. Stock-based compensation expense relates to amortization of the intrinsic value of stock options granted in 2001 and restricted stock awarded in 2005.

Other Income (Expense)
      Total other expense was $0.5 million for 2005 compared to other income of $1.0 million in 2004. The primary components of other expense in 2005 were gains related to recording royalty income from the sale of our hemodynamic monitoring business of $0.4 million, offset by a loss of $0.9 million which was the result of our writedown of our investment in an unconsolidated minority equity investment (ScImage) in the fourth quarter of 2005. The primary components of other income in 2004 were a gain recorded on the sale of our hemodynamic monitoring business of $0.6 million and other income of $0.2 million related to adjustments to record certain assets and liabilities of Burdick. We were not aware of these assets and liabilities at the time of our acquisition of Burdick and consequently recognized the net amount during 2004, when we discovered their existence and determined they belonged to us as a result of the acquisition. Interest income in 2005 increased by $0.4 million compared to 2004 primarily due to an increase in average cash balances during 2005 compared to 2004.
      Total other income was $1.0 million for 2004 compared to other expense of $0.2 million in 2003. The primary components of other income in 2004 were a gain recorded on the sale of our hemodynamic monitoring business of $0.6 million and other income of $0.2 million related to adjustments to record certain assets and liabilities of Burdick. We were not aware of these assets and liabilities at the time of our acquisition of Burdick and consequently recognized the net amount during 2004, when we discovered their existence and determined they belonged to us as a result of the acquisition. Interest income in 2004 increased by $0.1 million compared to 2003 primarily due to an increase in average cash balances during 2004 as compared to 2003.

Income Tax Benefit (Expense)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Income (loss) before taxes	$(1,746)	$6,139	$(2,742)
Income tax benefit (expense)	(62)	8,890	1,473
Effective tax rate	3.6%	144.8%	(53.7)%
      The effective tax rate in 2005 differed significantly from the rate in 2004 due to a number of factors. During the fourth quarter of 2004, we removed all of the valuation allowance against our net deferred tax assets and liabilities which resulted in an income tax benefit of $9.0 million. In 2005, due primarily to our pre-tax net loss and the research and development credits generated in the current year, we recorded an income tax benefit of $1.5 million.

      In 2003, we recorded a federal income tax provision of $21,000 and a state income tax provision of $3,000 due to a deferred tax liability relating to goodwill on our treadmill line acquisition. In addition, we recorded state income tax provisions of $38,000.
      We will reevaluate our ability to utilize our NOL carryforwards, and other tax benefits in future periods and, in compliance with SFAS No. 109, record any resulting adjustments to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards which are used, or expire unused, in future periods.
      The effective tax rate in the 2006 may vary due to a variety of factors, including but not limited to the relative income contribution by tax jurisdiction, changes in statutory tax rates, new tax legislation, non-deductible stock based compensation, tax credits, manufacturing deductions and any non-deductible items related to acquisitions or other non-recurring charges.
Liquidity and Capital Resources
      Net cash flows used in operating activities were $0.9 million in 2005, compared to cash flows generated from operating activities of $6.3 million in 2004. Net cash flows used in operating activities in 2005 were due primarily to net income, excluding non-cash income and expenses, of $1.6 million, a decrease in inventories of $2.3 million and increases of accrued liabilities and deferred revenue of $1.1 million and $2.3 million, respectively, which were offset by an increase in accounts receivable of $5.0 million and a decrease in accounts payable of $2.7 million.
      Net cash flows used in investing activities of $18.1 million during 2005 consisted of payments of $23.8 million for acquisition costs related to the merger transaction between Quinton and CSI on September 1, 2005 and payments of $1.2 million for capital expenditures, offset partially by cash acquired from CSI as a result of the merger transaction of $6.3 million and proceeds of $0.6 million from the sale of marketable equity securities. Capital expenditures primarily consist of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $0.04 million in 2004 consisted of $0.7 million for capital expenditures and $0.1 million for the purchase of technology for use in future products, offset by proceeds from collection of a note receivable issued in connection with the sale of our hemodynamic product line of $0.7 million.
      Net cash flows from financing activities of $0.5 million during 2005 resulted from proceeds of $0.7 million from exercises of stock options and issuances of common stock under our employee stock purchase plan, which were offset by payments of stock registration costs of $0.2 million connected with the merger transaction. Net cash flows from financing activities of $15.5 million in 2004 relate primarily to proceeds from a public equity offering we completed in May 2004, net of payments of issuance costs, of $15.5 million, and proceeds from exercises of stock options and the issuance of shares under our employee stock purchase plan of $0.9 million, offset partially by net repayments on our credit line of $0.4 million, debt payments of $0.4 million related to the note payable issued in the treadmill manufacturing business acquisition and a payment of $0.1 million related to an obligation issued in connection with a purchase of technology.
      Cash and cash equivalents at December 31, 2005 decreased from balances at December 31, 2004 due primarily to a payment of $20 million to the former CSI note holders in connection with the merger transaction, paying merger related costs and net cash from other operating, investing and financing activities. Accounts receivable, inventory, accounts payable, and accrued liabilities balances at December 31, 2005 increased from balances at December 31, 2004 due principally to the impact of combining CSI’s balances with Quinton’s balances.
      In connection with the merger transaction between Quinton and CSI, we amended our line of credit on September 28, 2005. Borrowings under the line of credit are limited to the lesser of $20.0 million or an amount based on eligible accounts receivable and eligible inventories. Substantially all of our assets are pledged as collateral for the line of credit. This line of credit bears interest based on the bank’s prime rate and shall not be less than 6.25% per annum. In addition, we pay fees at a rate of 0.25% per annum on the unused maximum borrowing capacity under this line of credit. This line of credit expires on September 28, 2007. At December 31, 2005, we did not have any borrowings under this line of credit. As of December 31, 2005, we had capacity to borrow $19.5 million based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by us, including but not limited to, activity related to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of our assets. Certain of these actions may be taken by us with the consent of the lender. In addition, the credit agreement requires that we meet certain financial covenants, namely a minimum tangible net worth measure. As of December 31, 2005, we were in compliance with all covenants under the credit facility.

Contractual Obligations
      The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2005 (amounts in thousands):

		Less than			After
	Total	1 year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Operating leases	$8,366	$3,154	$4,901	$311	$—
Purchase obligations	20,597	20,597	—	—	—

Total contractual cash obligations	$28,963	$23,751	$4,901	$311	$—

      Purchase obligations primarily consist of outstanding purchase orders issued in the ordinary course of our business.

		Less than			After
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Other Commercial Commitments
Line of credit	$238	$144	$94	$—	$—
Guarantees	418	418	—	—	—

Total commercial commitments	$656	$562	$94	$—	$—

      Line of credit commitments includes borrowings, minimum maintenance fees, and unused fees related to our credit facility.
      At December 31, 2005, our Danish subsidiary had bank performance guarantees totaling 338,000 Danish Kroner (approximately $54,000 in U.S. dollars) that were issued in 1999 through 2000 in connection with sales contracts to foreign governments. These bank performance guarantees have either expired or will expire in 2006 but are not officially released until the customer notifies the bank that renewal is not required. We have no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts. In addition, we had performance bonds of $364,000 outstanding at December 31, 2005 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
      We anticipate that, for 2006, our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

Public Equity Offering
      In June 2004, we consummated a public offering of our common stock as more fully described in our prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, we sold 1,239,571 shares of common stock, adjusted to reflect the merger conversion, at a price of $13.60 per share. Proceeds from the offering were $15.5 million, net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,075,976 shares of common stock, adjusted to reflect the merger conversion ratio, in this offering. We did not receive any proceeds from the sale of shares by the selling shareholder.

Sale of Hemodynamic Monitoring Product Line
      In October 2003, we announced the sale of our hemodynamic monitoring product line. As consideration, we received $1.0 million in cash and recorded a note receivable for $0.7 million, which was paid on October 20, 2004.
      The hemodynamic monitoring product line represented approximately $3.0 million and $0.2 million of our revenues in 2003 and 2004, respectively. During 2004, our management made cost adjustments, principally in the form of staffing reductions, and accordingly, the sale of the product line did not have a material adverse impact on operating income in 2004. The buyer may pay additional contingent consideration of up to $1.5 million based on future sales of the buyer’s products to our previous hemodynamic products customers. Based on our post-closing transitional responsibilities, which extended into the second quarter of 2004, we previously deferred the recognition of any gain on the transaction. During the second quarter of 2004, we completed all remaining substantive obligations related to the sale of this line and, accordingly, we recognized a gain of $0.6 million on the transaction. In 2004 and 2005, we recognized $34,000 and $418,000 in additional contingent consideration which was earned during those periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We develop products in the U.S. and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the majority of our revenues are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets.

Item 8.	Financial Statements and Supplementary Data
CARDIAC SCIENCE CORPORATION
AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as of December 31, 2005 in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cardiac Science Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cardiac Science Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardiac Science Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Cardiac Science Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Cardiac Science Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cardiac Science Corporation:
      We have audited the accompanying consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cardiac Science Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
March 14, 2006

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands,
	except share and
	per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$21,902	$3,546
Marketable equity securities	646	—
Accounts receivable, net of allowance for doubtful accounts of $655 and $3,455, respectively	13,649	25,738
Inventories	11,047	22,052
Deferred income taxes	5,542	12,115
Prepaid expenses and other current assets	790	2,511

Total current assets	53,576	65,962
Other assets	—	100
Machinery and equipment, net of accumulated depreciation and amortization of $5,976 and $7,565, respectively	4,314	7,631
Deferred income taxes	3,594	27,849
Intangible assets, net	5,619	35,338
Investment in unconsolidated entities	1,000	462
Goodwill	9,072	111,215

Total assets	$77,175	$248,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,615	$11,642
Accrued liabilities	6,220	11,918
Warranty liability	2,093	2,348
Deferred revenue	4,754	7,924

Total current liabilities	18,682	33,832
Other liabilities	—	1,806

Total liabilities	18,682	35,638

Minority interest in consolidated entity	159	128
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of December 31, 2004 and 2005	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 10,850,031 and 22,410,344 shares issued and outstanding at December 31, 2004 and 2005, respectively	62,656	218,335
Deferred stock-based compensation	(33)	—
Accumulated other comprehensive income	22	5
Accumulated deficit	(4,311)	(5,549)

Total shareholders’ equity	58,334	212,791

Total liabilities and shareholders’ equity	$77,175	$248,557

The accompanying notes are an integral part of these financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except share and per share data)
Revenues:
Products	$71,557	$77,373	$93,460
Service	12,839	12,230	13,190

Total revenues	84,396	89,603	106,650

Cost of Revenues:
Products	43,955	42,862	51,195
Service	7,176	7,440	8,599

Total cost of revenues	51,131	50,302	59,794

Gross profit	33,265	39,301	46,856

Operating Expenses:
Research and development	8,086	7,397	9,353
Write off acquired in-process research and development	1,290	—	—
Sales and marketing	17,669	18,378	24,957
General and administrative, excluding stock-based compensation	7,669	8,275	15,068
Stock-based compensation	74	73	58

Total operating expenses	34,788	34,123	49,436

Operating income (loss)	(1,523)	5,178	(2,580)

Other Income (Expense):
Interest income	45	162	455
Interest expense	(257)	(232)	(130)
Other income (expense), net	(11)	1,031	(487)

Total other income (expense)	(223)	961	(162)

Income (loss) before income taxes and minority interest in loss of consolidated entity	(1,746)	6,139	(2,742)
Income tax benefit (expense)	(62)	8,890	1,473

Income (loss) before minority interest in loss of consolidated entity	(1,808)	15,029	(1,269)
Minority interest in loss of consolidated entity	25	39	31

Net income (loss)	$(1,783)	$15,068	$(1,238)

Net income (loss) per share — basic	$(0.19)	$1.47	$(0.08)
Net income (loss) per share — diluted	$(0.19)	$1.39	$(0.08)
Weighted average shares outstanding — basic	9,376,205	10,236,838	14,695,261
Weighted average shares outstanding — diluted	9,376,205	10,814,680	14,695,261
The accompanying notes are an integral part of these financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

				Accumulated
	Common Stock		Deferred	Other
			Stock-based	Comprehensive	Accumulated
	Amount	Shares	Compensation	Income	Deficit	Total

	(In thousands, except share data)
Balance, December 31, 2002	$45,085	9,300,113	$(180)	$—	$(17,596)	$27,309
Issuance of common stock upon exercise of stock options	81	63,201	—	—	—	81
Amortization of deferred stock compensation		—	74	—	—	74
Proceeds from issuance of stock under employee stock purchase plan	451	64,747	—	—	—	451
Comprehensive loss:
Net loss	—	—	—	—	(1,783)	(1,783)
Total comprehensive loss						(1,783)

Balance, December 31, 2003	45,617	9,428,061	(106)	—	(19,379)	26,132
Issuance of common stock upon exercise of stock options	359	121,422	—	—	—	359
Amortization of deferred stock compensation	—	—	73	—	—	73
Proceeds from issuance of common stock, net of issuance costs	15,451	1,239,571	—	—	—	15,451
Proceeds from issuance of stock under employee stock purchase plan	531	60,977	—	—	—	531
Tax benefit recognized for stock options	698	—	—	—	—	698
Comprehensive income:
Net income	—	—	—	—	15,068	15,068
Unrealized gain on available-for-sale securities, net of income tax effect of $14	—	—	—	22	—	22
Total comprehensive income						15,090

Balance, December 31, 2004	62,656	10,850,031	(33)	22	(4,311)	58,334
Issuance of common stock in connection with the merger with CSI, net of issuance costs	154,885	11,467,753	—	—	—	154,885
Issuance of common stock upon exercise of stock options	181	33,146	—	—	—	181
Amortization of deferred stock compensation	—	—	33	—	—	33
Proceeds from issuance of stock under employee stock purchase plan	538	59,387	—	—	—	538
Stock awards	25	463	—	—	—	25
Tax benefit recognized for stock options	50	—	—	—	—	50
Fractional shares refunded in stock split	—	(436)	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(1,238)	(1,238)
Unrealized loss on available-for-sale securities, net of income tax effect of $8	—	—	—	(13)	—	(13)
Reclassification adjustment for gain recognized in net income, net of income tax effect of $6	—	—	—	(9)	—	(9)
Foreign currency translation adjustments	—	—	—	5	—	5
Total comprehensive loss						(1,255)

Balance, December 31, 2005	$218,335	22,410,344	$—	$5	$(5,549)	$212,791

The accompanying notes are an integral part of these financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(In thousands)
Operating Activities:
Net income (loss)	$(1,783)	$15,068	$(1,238)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	1,858	1,574	3,212
Loss on disposal of machinery and equipment	365	20	6
Stock-based compensation	74	73	58
Gain on marketable equity securities	—	(610)	(15)
Write off of purchased in-process research and development	1,290	—	—
Minority interest in loss of consolidated entity	(25)	(39)	(31)
Deferred income taxes	24	(9,014)	(1,565)
Interest income, putable warrants	(32)	—	—
Gain on sale of hemodynamic monitoring business	—	(633)	—
Loss on disposal of technology	—	—	270
Loss in value of investment in unconsolidated entity	—	—	916
Changes in operating assets and liabilities, net of business acquired and product line disposed of:
Accounts receivable	(1,298)	(1,169)	(5,034)
Inventories	1,543	775	2,334
Prepaid expenses and other assets	227	(51)	(118)
Accounts payable	(1,318)	(568)	(2,742)
Accrued liabilities	(504)	332	1,055
Warranty liability	(46)	49	(208)
Deferred revenue	(202)	452	2,250

Net cash flows from (used in) operating activities	173	6,259	(850)

Investing Activities:
Purchases of machinery and equipment	(1,345)	(666)	(1,187)
Purchase of Cardiac Science, Inc., net of cash acquired	—	—	(17,491)
Proceeds from sale marketable equity securities	—	—	625
Purchase of technology	—	(125)	—
Proceeds from collection of a note receivable in connection with sale of hemodynamic monitoring product line	—	750	—
Purchase of Burdick, Inc., net of cash acquired	(19,385)	—	—
Proceeds from sale of hemodynamic monitoring product line	1,000	—	—
Proceeds from sales of machinery and equipment	133	—	—

Net cash flows used in investing activities	(19,597)	(41)	(18,053)

Financing Activities:
Borrowings (repayments) on bank line of credit, net	354	(354)	—
Proceeds from issuance of common stock, net of issuance costs	—	15,451	(172)
Payment of note payable in connection with purchase of technology	—	(125)	—
Payments of long term debt	(363)	(363)	—
Redemption of putable warrants	(296)	—	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	532	890	719

Net cash flows from financing activities	227	15,499	547

Net change in cash and cash equivalents	(19,197)	21,717	(18,356)
Cash and cash equivalents, beginning of year	19,382	185	21,902

Cash and cash equivalents, end of year	$185	$21,902	$3,546

Supplemental disclosures of cash flow information:
Cash paid (refunds received) for income taxes	$(206)	$150	$251
Cash paid for interest	264	117	34
Supplemental disclosures of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$125	$—
Note receivable recorded in connection with the sale of hemodynamic monitoring product line	728	—	—
Shares issued in connection with merger with Cardiac Science, Inc.	—	—	155,057
The accompanying notes are an integral part of these financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Description of Business
      Cardiac Science Corporation, a Delaware corporation, was originally incorporated on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” In the merger transaction, which was consummated on September 1, 2005, a wholly-owned merger subsidiary of CSQ Holding Company was merged with and into Quinton, and Quinton, as the surviving corporation of that merger, was thereafter merged with and into CSQ Holding Company. In addition, another wholly-owned merger subsidiary of CSQ Holding Company was merged with and into CSI, which was the surviving corporation of that merger. In connection with the merger transaction, CSQ Holding Company’s name was changed to Cardiac Science Corporation, and CSI’s name was changed to Cardiac Science Operating Company. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock in accordance with the terms of the Agreement and Plan of Merger dated as of February 28, 2005, as amended. Cardiac Science Corporation, its direct and indirect wholly-owned subsidiaries Quinton Cardiology, Inc., Cardiac Science Operating Company, Cardiac Science International A/ S, Cardiac Science Holdings (UK) Ltd. and its majority owned indirect subsidiary Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”) are collectively referred to herein as the Company. The Company develops, manufactures, markets and services a family of advanced cardiology products used in the diagnosis, monitoring and management of patients with heart disease, develops, manufactures and markets lifesaving public access defibrillators, or AEDs, and other defibrillation products and provides comprehensive AED and cardiopulmonary resuscitation (CPR) training services.
      For accounting purposes, the merger transaction was treated as an acquisition by Quinton of CSI as of September 1, 2005, and the Company is the accounting successor to Quinton. In the merger transaction, each issued and outstanding share of Quinton’s and CSI’s common stock was exchanged for 0.77184895 and 0.10 shares, respectively, of Cardiac Science Corporation’s common stock. All share and per share data included in the consolidated financial statements and notes to condensed consolidated financial statements have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share as if the transaction had occurred at the beginning of the period being reported.

Basis of Presentation
      The accompanying consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint venture. All intercompany accounts and transactions have been eliminated.

Use of Estimates
      The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. These estimates include the allocation of the purchase price, collectability of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the realizability of investments, the realizability of deferred tax assets and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Cash Equivalents
      Highly liquid investments with a maturity at the date of purchase of three months or less are considered cash equivalents.

Marketable Equity Securities
      The Company accounts for marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair values. All marketable securities must be classified as one of the following: held-to-maturity, available-for-sale, or trading. The Company classifies its marketable equity securities as available-for-sale and, as such, carries the investments at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income. Realized gains and losses on securities sold are determined based on the specific identification method. Realized gains and losses, and declines in value judged to be other than temporary, are included in other income.

Accounts Receivable
      Accounts receivable are recorded at invoiced amount and do not bear interest. The Company performs initial and ongoing evaluations of its customers’ financial position, and generally extends credit on open account. The Company maintains an allowance for doubtful accounts which is reflective of management’s best estimate of probable accounts receivable losses. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Trade receivable balances are charged against the allowance at the time management determines such balances to be uncollectible.

Inventories
      Inventories are stated at the lower of cost, determined on a weighted-average basis, or market. Costs include materials, labor and overhead. The Company records inventory write-downs based on its estimate of excess and/or obsolete inventory.

Machinery and Equipment
      Machinery and equipment are stated at cost. Machinery and equipment is depreciated using the straight-line method over the estimated useful lives of the assets of 2 to 14 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining lease term. The costs for improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal, the cost and accumulated depreciation of machinery and equipment are reduced and any gain or loss is recorded.

Intangible Assets
      In accordance with SFAS No. 142, intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives are subject to

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Long-Lived Assets
      In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group if it is concluded that the fair market

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Purchase Accounting
      SFAS No. 141, “Business Combinations,” requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The merger transaction was accounted for as an acquisition by Quinton of CSI under the purchase method of accounting in accordance with SFAS No. 141, and the Company allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on the Company’s preliminary estimates of fair values which may differ materially from the Company’s final estimates. In connection with the Company’s acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., the Company allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed.

Income Taxes
      The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, “Accounting for Income Taxes,” under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

Revenue Recognition
      The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” and the Emerging Issues Task Force consensus on Issue No. 00-21, “Revenue arrangements with Multiple Deliverables”, and, in addition, to the extent an arrangement contains software that is more than incidental to the arrangement, the Company follows the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements.”
      Revenue from sales of hardware products is generally recognized when title transfers to the customer, typically upon shipment. Some of the Company’s customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, the Company recognizes revenue on sales of products made to distributors when the product is shipped to its distributors and all significant obligations of the Company have been satisfied. In making a determination of whether significant obligations have been met, the Company evaluates any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is not determined to be inconsequential or perfunctory, the Company defers the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed.
      When a product upgrade for a hardware system will be released in the near future, the Company occasionally sells purchasers of the system the right to upgrade to the new version when it is released. The timing of recognition of revenues from system sales that include upgrade rights depends on the Company’s

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
judgment about whether there is sufficient objective evidence regarding the fair value of the upgrade right. If there is sufficient objective evidence of the fair value of the upgrade right, revenue is recognized from the sale of the system, net of the fair value of the upgrade right, at the time of shipment and revenue related to the fair value of the upgrade right is deferred until the upgrade is shipped. If there is not sufficient evidence of the fair value of the upgrade right, the Company defers all revenues from the sale of the system, including the upgrade right, until the upgrade is shipped. The factors considered in determining if there is adequate evidence of fair value include whether the undelivered upgrade right is sold separately at prices that, in the Company’s judgment, are within a narrow range. The timing of revenue recognition could be materially affected if different judgments are made regarding the sufficiency of the evidence regarding the fair value of these upgrade rights.
      Distributors do not have price protection and generally do not have product return rights, except in cases upon termination of the distributor agreement or if product is defective. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” or cash basis. The determination of whether sales to distributors are contingent on resale is subjective because the Company must assess the financial wherewithal of the distributor to pay regardless of resale. For sales to distributors, the Company considers several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.
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
      With respect to arrangements where software is considered more than incidental, the vendor specific objective evidence of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided. The Company sells software and hardware upgrades on a stand alone basis.
      The Company considers program management packages and training and other services as separate units of accounting and applies the provisions of EITF 00-21 when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to agreements that exist with some customers pursuant to annual or multi-year terms, are deferred and amortized on a straight-line basis over the related contract period.
      The Company offers optional extended service contracts to customers. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Service contract revenues are recognized on a straight-line basis over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For services performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is reasonably assured.
      Upfront license fees are deferred and recognized as revenue using the straight-line method over the term of the related license agreement. Royalty revenues are due and payable quarterly (generally 60 days after period end) pursuant to the related license agreements. An estimate of royalty revenues is recorded

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarterly in the period earned based on the prior quarter’s historical results adjusted for any new information or trends known to management at the time of estimation.
      Freight charges billed to customers and included in revenue were approximately $1,585,000, $1,473,000 and $1,667,000 in 2003, 2004 and 2005, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.

Software Development Costs
      Under the criteria set forth in SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company has defined as the completion of beta testing of a working product. The establishment of technological feasibility requires considerable judgment by management with respect to certain external factors, including, but not limited to, the estimated economic life of changes in software and hardware technology. Amounts capitalizable under this statement, after consideration of the above factors, were immaterial and, therefore, no software development costs have been capitalized.

Export Sales
      For the years ended December 31, 2003, 2004 and 2005, export sales were 8%, 7% and 13%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company did not incur significant foreign currency transaction gains or losses.

Foreign Currency Translation
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

Advertising Costs
      The cost of advertising is expensed as incurred. During the years ended December 31, 2003, 2004 and 2005, the Company incurred advertising expenses of $199,000, $268,000 and $465,000, respectively.

Warranty
      The Company provides warranty service covering the systems it sells. Estimated future costs of providing warranty service, which relate principally to the hardware components of the systems, are provided when the systems are sold. Estimated future costs are based on warranty claims history and other relevant information.
      The Company’s sales to customers generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe a third party’s intellectual property rights. To

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date, the Company has not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the consolidated financial statements.

Research and Development Costs
      Research and development costs are expensed as incurred.

Comprehensive Income
      The company computes comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources, such as unrealized gains and losses on available-for-sale securities.

Financial Instruments and Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. Financial instruments that are short-term and/or that have little or no market risk are estimated to have a fair value equal to book value. The assets and liabilities listed above fall under this category.
      The Company owns preferred equity securities of a privately held company, ScImage, Inc. In the fourth quarter of 2005, the Company wrote this investment down to estimated fair value of $0.1 million based on a significant change in circumstances.

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost been determined based on the fair value of the options at the grant dates during 2003, 2004 and 2005, consistent with the provisions of SFAS No. 123, the Company’s reported net income (loss) would have been the pro forma amounts indicated below (amounts in thousands, except per share amounts):

	2003	2004	2005

Net income (loss) — as reported	$(1,783)	$15,068	$(1,238)
Add back: Stock-based employee compensation expense included in reported income (loss), net of related tax effects	74	73	58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0, $376 and $926	(1,286)	(1,737)	(3,673)

Net income (loss) — pro forma	$(2,995)	$13,404	$(4,853)

Net income (loss) per share, basic — as reported	$(0.19)	$1.47	$(0.08)
Net income (loss) per share, basic — pro forma	$(0.32)	$1.31	$(0.33)
Net income (loss) per share, diluted — as reported	$(0.19)	$1.39	$(0.08)
Net income (loss) per share, diluted — pro forma	$(0.32)	$1.28	$(0.33)
      The following table sets forth, consistent with the provisions of SFAS No. 123, the denominator for calculating pro forma diluted net income (loss) per share for the periods ended December 31:

	2003	2004	2005

Denominator:
Weighted average shares outstanding	9,376,205	10,236,838	14,695,261
Pro forma incremental shares from employee stock options	—	274,621	—

Pro forma weighted average shares for diluted calculation	9,376,205	10,511,459	14,695,261

      The fair value of each option grant is estimated using the intrinsic method on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for each of the Company’s stock-based compensation plans (see Note 16 for additional information related to the stock-compensation plans):

1997 Plan (from date of merger with CSI)	2005

Volatility	59.0%
Risk-free interest rate	4.5%
Expected lives (years)	6.25
Expected dividend yield	—
Fair value of options granted	$5.45

2002 Plan	2003	2004	2005

Volatility	85.0%	70.0%	59.4%
Risk-free interest rate	3.5%	3.8%	4.5%
Expected lives (years)	7.0	7.0	6.25
Expected dividend yield	—	—	—
Fair value of options granted	$6.58	$8.29	$5.76

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP Plan	2003	2004	2005

Volatility	85.0%	70.0%	64.6%
Risk-free interest rate	2.0%	2.0%	2.7%
Expected lives (years)	0.75	0.5	0.5
Expected dividend yield	—	—	—
Fair value of employee stock purchase rights	$2.50	$3.29	$4.44

Net Income (Loss) Per Share
      In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock that the Company has the right to repurchase is not included in the calculation of outstanding shares. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is antidilutive.
      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended December 31 (in thousands, except share data):

	2003	2004	2005

Numerator:
Net income (loss)	$(1,783)	$15,068	$(1,238)

Denominator:
Weighted average shares outstanding	9,376,205	10,236,838	14,695,261
Incremental shares from employee stock options	—	577,842	—

Weighted average shares for diluted calculation	9,376,205	10,814,680	14,695,261

      For the years ended December 31, 2003, 2004 and 2005, 1,416,395, 175,253 and 3,670,533, respectively, stock options and warrants were excluded from the computation of diluted income (loss) per share, as their impact was antidilutive.

Concentrations
      The Company had two vendors that accounted for greater than 10% of total purchases for the years ended December 31, (amounts in thousands),

	2003	2004	2005

Vendor 1	12%	18%	17%
Vendor 2	10%	<10%	<10%
      Although products are available from other sources, the vendors’ inability or unwillingness to supply products in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
      The Company’s largest customer accounted for 14%, 15% and 13% of the Company’s revenues for the years ended December 31, 2003, 2004 and 2005, respectively. There were no other customers that accounted for more than 10% of the Company’s revenues for the years ended December 31, 2003, 2004 and 2005.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The Company’s chief operating decision makers are the Chief Executive Officer and other senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one operating segment with its various cardiology products and services.
      The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally, however, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.
      The following table summarizes revenues by product line for the years ended December 31 (amounts in thousands):

	2003	2004	2005

Cardiac monitoring products	$71,557	$77,373	$74,278
Defibrillation products	—	—	19,182
Service	12,839	12,230	13,190

Total	$84,396	$89,603	$106,650

      The following table summarizes revenues, which are attributed based on the geographic location of the customers, for the years ended December 31 (amounts in thousands),

	2003	2004	2005

Domestic	$77,909	$83,696	$92,409
Foreign	6,487	5,907	14,241

Total	$84,396	$89,603	$106,650

      All intangible assets are domestic. Long-lived assets located outside the United States are not material.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004, “Share-Based Payment” (“SFAS No. 123R”) which replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations.
      The Company is required to adopt SFAS No. 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Accounting for Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal 2003 through fiscal 2005, presented as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, it is evaluating the requirements under SFAS No. 123R. The full impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in the future periods.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“SFAS No. 109-2”). The American Jobs Creation Act (“AJCA”) introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The provision will not provide any benefit to the Company.
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
      In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — an amendment of Accounting Principles Board (“APB”) Opinion No. 29 ’Accounting for Non-monetary Transactions.”’ The guidance in APB No. 29 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are applicable for non-monetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its results of operations and financial position.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which aims to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets when a retirement depends on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company’s results of operations and financial position.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2.	Acquisitions
     Merger Transaction with Cardiac Science, Inc.
      The merger transaction was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting. Quinton is the acquiring entity for financial reporting purposes based on the criteria for determining the accounting acquirer set forth in Statement 141. These criteria include, but are not limited to: relative share ownership of the combined entity, composition of and ability to elect the board of directors, and the entity from which senior management positions are filled. A majority of the Company’s board of directors is comprised of Quinton directors. In addition, Quinton executives fill a majority of senior management positions, thereby directing policies, strategic direction, and day to day operations.
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
      Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s preliminary estimates of fair values.
      Additionally, deferred income tax adjustments recorded in connection with the merger transaction are preliminary because management has not yet obtained all information that is has arranged to obtain and that is known to be available. Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its assessment that it is more likely than not that the Company will realize the benefit of acquired deferred tax assets. However, adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of its final purchase price allocation.
      As a result of the merger transaction, there has been an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code. As a result of such ownership change, the amount of taxable income in any year (or portions of a year) subsequent to the ownership change that may be offset by Quinton’s and CSI’s net operating losses (“NOL“s) from periods prior to the date of such ownership change generally cannot exceed the Section 382 limitation. Based on currently available information, it is not expected that the ownership change will materially affect the ultimate availability of Quinton’s NOLs or tax credit carryforwards to reduce tax liabilities in future taxable periods. The ownership change reduces the availability of a significant portion of CSI’s NOLs, and its tax credit carryforwards, to reduce future income tax liabilities.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase consideration of $181,075,000 was allocated to CSI assets and liabilities and consisted of the following:

•	11,467,753 shares of common stock valued at approximately $146,911,000 issued to CSI stockholders and senior note holders. The fair value of common stock issued is based on a per share value of $12.81, which is equal to Quinton’s average closing price per share as reported on The Nasdaq National Market for the trading-day period two days before and after February 28, 2005, the announcement date, adjusted by the Quinton exchange ratio.

•	Cash payment of $20,000,000 to the CSI senior note holders.

•	1,229,881 vested options to purchase shares of common stock issued to CSI option holders, valued at $7,402,000 calculated using the Black-Scholes option-pricing model.

•	330,909 exercisable warrants to purchase shares of common stock issued to certain CSI warrant holders, valued at $1,320,000 calculated using the Black-Scholes option-pricing model.

•	$3,198,000 in accrued liabilities related to estimated exit and severance costs.

•	$2,244,000 in estimated transaction related costs of the acquirer.
      The following table summarizes total purchase consideration:

(In thousands)
Cash	$20,000
Shares	146,911
Options	7,402
Warrants	1,320
Accrued liabilities	3,198
Transaction costs	2,244

Total	$181,075

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of assets acquired and liabilities assumed at September 1, 2005, the date of the acquisition. These initial allocations of purchase cost are recorded at fair value based upon the best information available to management and are finalized when identified pre-acquisition contingencies have been resolved. The fair values of property and equipment and intangible assets and liabilities were valued by an independent third party. Specific assets and liabilities, including accounts receivable, inventory, deferred tax assets, certain accrued expenses, including income taxes and foreign taxes, estimated exit costs, deferred revenue, and certain unresolved contingencies (see Note 14) remain outstanding that require the Company to obtain additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements. The Company does not expect the impact of such additional adjustments to be material. Any additional valuation adjustments that would need to be recorded will be offset with a corresponding adjustment to goodwill.

(In 000’s)
Cash and cash equivalents	$6,295
Accounts receivable, net of allowance for doubtful accounts	7,054
Inventories	13,339
Net deferred tax assets, current	7,699
Prepaid expenses and other current assets	1,413
Machinery and equipment	3,979
Net deferred tax assets, non-current	21,500
Other long term assets	661
Intangible assets	31,360
Goodwill	102,592

Total assets acquired	195,892
Liabilities assumed	(14,817)

Net assets acquired	$181,075

      CSI’s finished goods inventories acquired as a part of the transaction are recorded at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort, and raw materials inventories are recorded at estimated replacement cost. The purchase price allocated to inventories at September 1, 2005 exceeded CSI’s net book value by approximately $1.8 million. The increase in finished goods inventory value will be recorded as a cost of revenues over the period that the related inventory is sold, of which approximately $1.6 million was charged to cost of sales during the year ended December 31, 2005. The remaining increase in the finished goods inventory valuation will be charged to cost of sales as the associated inventories are sold in the normal course of business.
      Intangible assets preliminarily recorded in the business combination consist of the Cardiac Science trade name of $11,380,000, developed technology of $11,330,000 and customer relationships of $8,650,000. Management has not identified the existence of any in-process research and development.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management estimated intangible asset lives as eight years for developed technology and five years for customer based intangibles, resulting in a weighted average useful life of acquired amortizable intangible assets of 6.7 years. Estimated annual expense for amortization of identifiable intangible assets approximates $3.1 million for the first five years and $1.4 million for the next three years.
      Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the Cardiac Science trade name and accordingly has considered the useful life of the trade name to be indefinite.
      Goodwill relating to previous CSI acquisitions of approximately $38.1 million is expected to be deductible for tax purposes.
      The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2004 and 2005 as if the merger had been completed as of January 1, 2004 for the year ended December 31, 2004, and as of January 1, 2005 for the year ended December 31, 2005. The pro forma data gives effect to actual operating results prior to the merger transaction, adjusted to include the pro forma effect of, among others, increases in amortization expense of identified intangible assets, elimination of interest expense on retired debt and interest income on cash utilized to retire debt, and amortization of the increase in inventory (in thousands, except per share amounts):

	Year Ended December 31,

	2004	2005

Revenues	$157,612	$141,941
Net income (loss)	$3,847	$(61,502)
Basic net income (loss) per share	$0.18	$(2.75)
      Operating results for the year ended December 31, 2005 include transaction related nonrecurring expenses incurred by CSI of approximately $3.2 million, consisting primarily of legal, accounting and other professional consulting fees. Additionally, operating results for 2005 include additional expenses of approximately $1.6 million relating to retention bonuses and other post-merger integration activities and nonrecurring expenses of $1.1 million relating to insurance policies. Pro forma results for the year ended December 31, 2005 include approximately $1.6 million of additional costs of revenues relating to the expensing of the purchase accounting inventory write-up and a goodwill impairment charge of $47.3 million recorded by CSI during March 2005.
      Pro forma income tax benefits have been recorded for the year ended December 31, 2005 on pro forma losses before income tax and minority interest calculated by applying the Company’s estimated pro forma effective tax rate of approximately 36%. Pro forma results for 2004 includes (i) a tax benefit of approximately $3.9 million calculated by applying CSI’s historical effective tax rate, before change in valuation allowance of approximately 21% to CSI’s loss before income taxes and tax expense of $2.1 million calculated by applying an estimated statutory tax rate of 37% to pro forma adjustments and (ii) a tax benefit resulting from the elimination of Quinton’s deferred tax asset valuation allowance, which was recorded in the fourth quarter of 2004.
     Acquisition of Burdick, Inc.
      On January 2, 2003, the Company purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). Burdick’s historical strength in ECG cardiographs, Holter monitors and cardiology information systems, combined with its distribution network focused on U.S. physicians’ offices, complements Quinton’s strength in cardiac stress testing and cardiac rehabilitation monitoring and its hospital focused direct sales force. The consolidated financial statements include Burdick’s results since January 2, 2003.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The original purchase price of $24.0 million was funded with approximately $20.2 million in cash, a holdback of $1.3 million for working capital adjustments plus a partial draw down on our revolving bank credit facility. Transaction related costs were approximately $0.7 million.
      In April 2003, an agreement was reached with the seller to adjust the purchase price to $20.4 million, based principally on the amount of Burdick’s net working capital at the date of acquisition. In accordance with this agreement, the Company kept the $1.3 million that was held back at closing and received a $2.3 million refund from the seller subsequent to the April 21, 2003 agreement. The refund was used to reduce borrowings against the Company’s line of credit.
      The Company has obtained all of the information the Company has arranged to obtain and has finalized the purchase price allocation.
      The purchase price, including incremental costs directly related to the transaction, was allocated as follows (in thousands):

Cash and cash equivalents	$386
Accounts receivable, net of allowance for doubtful accounts	3,798
Inventories	6,771
Prepaid expenses and other current assets	184
Machinery and equipment	2,104
In-process research and development	1,290
Intangible assets	5,660
Goodwill	9,027

Total assets acquired	29,220
Current liabilities	(6,961)
Deferred income taxes	(1,156)

Net assets acquired	$21,103

      Inventories included an adjustment to Burdick’s historical cost to increase finished goods to fair market value less expected disposal costs and selling margin. This adjustment resulted in a valuation of inventory of $300,000 in excess of Burdick’s historical cost. This increase in the inventory valuation was charged to cost of revenues in 2003, as the associated inventories were sold in the normal course of business.
      Acquired in-process research and development relates to two product development projects underway at the time of the acquisition. Neither project had received required regulatory approvals at the acquisition date, and each project had risks associated with achieving desired functionality and market acceptance. The value assigned to in-process research and development was determined using a discounted cash flow method applied to expected cash flows over a 15 year period commencing in 2003. In discounting expected future cash flows, the Company used an annual discount rate of 16%, which management believes is an appropriate risk adjusted rate given the nature of the projects, the remaining project risks and the uncertainty of the future cash flows.
      The first of the two projects, representing 87% of the total value of acquired in-process research and development, related to a new resting ECG monitor. This project was approximately 70% complete at the date of acquisition and was subsequently completed and the related product (the Atria 3000) was released, as expected, at the end of the first quarter of 2003. Margins on this product are expected to be in line with the Company’s historical margins. Costs to complete this project were expensed in the three-month period ended March 31, 2003.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The second of the two projects, representing 13% of the total value of acquired in-process research and development related to a product for the detection and preprocessing of low-level electrical signals generated by the heart. This project was approximately 50% complete at the date of acquisition. Management has assigned a low priority to this project and decided to postpone further development indefinitely, although the underlying technology may have application to other projects that the Company may pursue in the future. In the opinion of management, the indefinite postponement of further development of this project will not materially adversely affect the overall return on investment relating to the Burdick acquisition.
      All of the acquired in process research and development was written off during the first quarter of 2003, resulting in a charge to operating expenses of $1,290,000.
      Intangible assets consist of the trade name of $3,400,000, developed technology of $860,000 and distributor relationships of $1,400,000, and were valued based on discounted cash flow methods applied to the estimated future cash flows attributable to the respective assets. The trade name was determined, by management, to have an indefinite useful life. Developed technology was assigned a seven year useful life, based on the estimated remaining economic life of the related products. Distributor relationships relate to long-standing contractual relationships with an extensive network of independent distributors, which represents the exclusive channel through which Burdick sells its products. The economic life of the distributor relationships has been determined to be 10 years, based on historical turnover experience and in consideration of the long standing and stable nature of these relationships.
      Goodwill in the amount of $9,027,000 represents the excess of the net purchase price over the fair value of the assets and liabilities acquired. Goodwill recorded in the Burdick acquisition relates to the long-standing nature of Burdick’s business, its substantial market share, its complementary fit with Quinton’s pre-existing business, and management’s expectations relating to future operating synergies and cost efficiencies that can be realized as a result of operating the businesses on a combined basis.
      A deferred income tax liability was recorded related to the trade name and other intangible assets, which have no tax basis. Because of the indefinite life of the trade name, the associated deferred tax liability was not used to reduce the valuation allowance against existing deferred income tax assets at the acquisition date.
      In 2004, the Company became aware that certain marketable equity securities belonged to us as a result of the Burdick acquisition. The Company was not aware of these assets at the time of the acquisition and, consequently, recorded other income of $610,000 when such assets were recognized. In addition, the Company recorded charges to other income of $245,000 and interest expense of $121,000 during 2004, relating to unpaid software royalties on Burdick products from periods prior to our acquisition of Burdick, of which we were unaware at the time of the acquisition. These charges relate to the full settlement of these previously unpaid royalties.
     Minority Interest
      As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD., which became Shanghai-Quinton in 2004. The Shanghai-Quinton joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture were to have been terminated effective December 31, 2005, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying consolidated balance sheet, which was approximately $128,000 at December 31, 2005.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Restructuring liability
     Restructuring Costs Associated with CSI Merger
      The merger transaction caused excess facilities and redundant employee positions.
      The Company accrued $1,418,000 as part of the merger transaction purchase price for lease exit costs associated with the Irvine, California, Minnetonka, Minnesota facilities and other operating leases. In addition, a restructuring liability with a preliminarily estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
      Accrued exit costs relating to the Irvine, California lease will be paid mostly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms of the Minnetonka, Minnesota and Solon and Warransville, Ohio facilities, which end in August 2007 and January 2009, respectively.
      The Company recorded a charge of $1,589,000, which consisted of employee retention costs and other benefits resulting from a reduction in force across all Company functions of 101 employees. This charge is included in General and Administrative expenses in the Consolidated Statement of Operations.
      Of the amount accrued at 12/31/05, $1.8 million is included in Other Liabilities.
      The following table summarizes restructuring activity during the year ended December 31, 2005 (in thousands):

		Accrued as
	Balance at	Part of the			Balance at
	December 31,	Merger		Cash	December 31,
	2004	Transaction	Additions	Expenditures	2005

Vacated facilities	$—	$2,709	$56	$(514)	$2,251
Employee severance and retention costs	—	1,702	1,589	(1,478)	1,813
     Consolidation of Manufacturing Operations
      During the third quarter of 2003, the Company announced plans to consolidate its Deerfield, Wisconsin and Bothell, Washington manufacturing and production activities to its Deerfield location. As a result of the related transition activities, the Company recognized certain charges relating to severance and other consolidation related activities of approximately $1,418,000 during the year ended December 31, 2003. The Company completed this consolidation by the end of 2003.
      Changes in the Company’s accrued liabilities related to the consolidation of manufacturing operations were as follows (amounts in thousands):

Manufacturing consolidation liabilities as of December 31, 2002	$—
Severance, employee transition and other consolidation related costs charged to systems cost of revenues	1,304
Severance and other employee transition costs charged to service cost of revenues	114
Costs paid	(1,094)

Manufacturing consolidation liabilities as of December 31, 2003	324
Costs paid	(324)

Manufacturing consolidation liabilities as of December 31, 2004	$—

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     Sale of Hemodynamic Monitoring Product Line
      In October 2003, the Company sold its hemodynamic monitoring product line. As consideration, the Company received $1,000,000 in cash and recorded a note receivable for $750,000, which was paid on October 20, 2004. The buyer may pay additional contingent consideration of up to $1,500,000 based on future sales of the buyer’s products to our previous hemodynamic products customers, of which approximately $507,000 in contingent consideration has been received through December 31, 2005.
      Based on the Company’s post-closing transition responsibilities, which extended into 2004, the Company deferred the recognition of any gain on the transaction until its transition responsibilities were fulfilled. In June 2004, the Company recognized a gain of $633,000 on the transaction, including the effect of contingent consideration received prior to the Company fulfilling its transition responsibilities. Contingent consideration received subsequent to the Company fulfilling its transition responsibilities of $34,000 and $418,000 was recognized as income in 2004 and 2005, respectively.
5.     Marketable Equity Securities
      Marketable equity securities are classified as available-for-sale at December 31, 2005. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in stockholders’ equity as a separate component of accumulated other comprehensive income.
6.     Inventories
      Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following as of December 31 (amounts in thousands):

	2004	2005

Raw materials	$7,879	$18,746
Finished goods	3,168	3,306

Total inventories	$11,047	$22,052

7.     Machinery and Equipment
      Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives	2004	2005

Equipment	(2-14 years)	$8,173	$11,487
Furniture and fixtures	(2-13 years)	984	2,053
Leasehold improvements	(2- 7 years)	1,133	1,656

Subtotal		10,290	15,196
Less: Accumulated depreciation and amortization		(5,976)	(7,565)

Net machinery and equipment		$4,314	$7,631

      During the years ended December 31, 2003, 2004 and 2005, the Company recorded depreciation expense related to machinery and equipment of $1,477,000, $1,251,000 and $1,840,000, respectively, relating to machinery and equipment.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.     Intangible Assets
      The following table sets forth the balances of intangible assets at December 31, 2005:

			Accumulated
			Amortization
	Useful Life	Cost	(in 000’s)	Net

Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(577)	8,073
Cardiac Science developed technology	8 years	11,330	(472)	10,858
Burdick distributor relationships	10 years	1,400	(420)	980
Burdick developed technology	7 years	860	(369)	491
Patents and patent applications	5-10 years	960	(804)	156

		$37,980	$(2,642)	$35,338

      The Company recorded amortization expense related to identifiable intangibles of $381,000, $323,000, and $1,372,000 for the years ended December 31, 2003, 2004 and 2005, respectively.
      The Company’s estimated expense for the amortization of intangibles for each of the next five years is summarized as follows (in thousands):

2006	$3,469
2007	$3,457
2008	$3,419
2009	$3,419
2010	$2,720
Thereafter	$4,074
9.     Investment in Unconsolidated Entities
      In connection with acquisition of certain entities, the Company received investments in certain unconsolidated entities. These are generally accounted for under either the cost method, for illiquid investments, or as available for sale, for investments with a readily determinable market value.
      As of December 31, the Company held the following investments (amounts in thousands):

	2004	2005

ScImage	$1,000	$84
Biotel	—	370
Other	—	8

Total investment in unconsolidated entities	$1,000	$462

     ScImage
      The Company owns a preferred ownership investment in ScImage, a privately held company. The Company is entitled to earn commissions from the sale of ScImage’s products. The Company has accounted for this investment using the cost method. In the fourth quarter of 2005, based on significant

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in circumstances, the Company wrote down this investment to estimated fair value. This resulted in a charge of $0.9 million in 2005.
     Biotel, Inc.
      The Company owns approximately 7.1% of the outstanding shares of Biotel, a publicly traded company engaged in the development, manufacture, and marketing of medical devices and related software. These shares were received through the merger with CSI and are valued based on quoted market price.
10.     Goodwill
      In October 2002, the Company acquired the medical treadmill manufacturing business and related assets and technology rights from its previous supplier of these treadmills. The Company recorded goodwill of $926,000 in connection with this purchase.
      In January 2003, the Company purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). The Company recorded goodwill of $9,027,000 in connection with this purchase.
      In June 2004, the Company reduced its goodwill by $263,000 in connection with the sale of its hemodynamic monitoring product line. In December 2004, in connection with reversing its valuation allowance against deferred tax assets, the Company decreased goodwill by approximately $618,000 due to net operating loss carryforwards resulting from the Company’s acquisition of Burdick.
      In connection with the September 2005 acquisition of Cardiac Science, Inc., the Company recorded goodwill of $102,592,000 and reduced acquired goodwill by $449,000 due to adjustments to registration costs.

11.	Accrued Liabilities and Warranty
      Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2004	2005

Accrued compensation and benefits	$3,578	$5,329
Other accrued liabilities	2,642	6,589

Total accrued liabilities	$6,220	$11,918

      The Company’s warranty liability is summarized as follows (amounts in thousands):

		Increase	Charged to
	Beginning	through	Cost of	Applied to	End of
	of Period	Acquisition	Revenues	Liability	Period

Year Ended December 31, 2003	1,089	1,016	1,384	(1,430)	2,059
Year Ended December 31, 2004	2,059	—	1,291	(1,257)	2,093
Year Ended December 31, 2005	2,093	479	1,611	(1,835)	2,348

12.	Borrowings
      In connection with the 2003 acquisition of Spacelabs Burdick, Inc., the Company established a line of credit in December 2002. The agreement was amended in September 2005, and expires in September 2007. Borrowings under the line of credit are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the bank’s prime rate plus 0.0% per annum, provided that the interest rate in effect shall not be less

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.
      As of December 31, 2005, the Company had capacity to borrow $19,503,000 based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure and certain reporting requirements. At December 31, 2005, the Company was in compliance with all covenants under the credit facility. At December 31, 2004 and 2005, the Company did not have any borrowings under this line of credit.

13.	Income Taxes
      The provision for (benefit from) income taxes is as follows (amounts in thousands):

	Year Ended December 31,

	2003	2004	2005

Current
Federal	$—	$77	$—
State	38	47	73
Foreign	—	—	19

Total current provision (benefit)	38	124	92

Deferred
Federal	21	(8,472)	(1,388)
State	3	(542)	(177)

Total deferred provision (benefit)	24	(9,014)	(1,565)

Total provision (benefit)	$62	$(8,890)	$(1,473)

      A reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

	Year Ended December 31,

	2003	2004	2005

Federal income tax provision (benefit) at U.S. statutory rates	(34.0)%	34.0%	(34.0)%
Permanent Differences	3.7%	1.6%	4.2%
Research and development credits	(25.3)%	(6.5)%	(23.4)%
State income taxes, net of federal benefit	1.3%	0.5%	(0.5)%
Exclusion for extraterritorial income	—	(0.8)%	—
Change in deferred tax valuation allowance	57.9%	(173.6)%	—

Provision (benefit) for income taxes	3.6%	(144.8)%	(53.7)%

      For the year ended December 31, 2005, the Company was unprofitable, primarily as a result of the acquisition of Cardiac Science, Inc. This loss, and the net operating loss carryforwards of the Company

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and those of Cardiac Science, Inc., to which the Company succeeded, increased the Company’s net operating loss carryforwards available to offset future taxable income to $103,300,000. FAS 109 requires the Company to reduce the deferred tax asset resulting from these (and other) future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that it will realize the benefit of all of its deferred tax assets, and accordingly, no valuation allowance against its deferred tax assets is required.
      At December 31, 2004, based on its positive earnings trend and projected future operating income, the Company removed the valuation allowance against its deferred tax assets of $10,272,000. This resulted in the recognition of an income tax benefit of $8,956,000, an increase to stockholders’ equity of $698,000 for the tax benefits of stock option exercises and a decrease to goodwill of approximately $618,000 due to certain basis differences and net operating loss carryforwards resulting from the Company’s acquisition of Burdick, Inc. Of the total income tax benefit recognized, approximately $8,412,000 related to Federal deferred tax benefit with the remainder representing state deferred tax benefit. The valuation allowance against deferred tax assets increased in 2003 by $2,157,000, and decreased in 2004 by $11,086,000.
      Tax benefits resulting from the exercise of employee stock options and other employee stock programs, booked to stockholders’ equity were approximately $50,000 in 2005.
      Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2004	2005

Deferred tax assets:
Net operating loss carryforwards	$3,334	$38,427
Stock-based compensation	1,218	1,172
Research and experimentation and alternative minimum tax credits	2,889	4,510
Inventory basis difference	1,492	1,555
Warranty liability	795	889
Deferred Revenue/ Gain/ Loss	480	2,096
Accrued compensation/ Severance/ Relocation	648	1,671
Other Assets	—	1,188
Other	903	1,531

Gross deferred tax assets	$11,759	$53,039

Valuation Allowance	—	—
Deferred tax liabilities:
Depreciation/ Amortization	(520)	(82)
Burdick intangible assets	(659)	(559)
Burdick trade name intangible asset	(1,156)	(1,156)
Cardiac Science intangible assets	—	(7,005)
Cardiac Science tradename	—	(4,211)
Other income — marketable equity securities	(245)	—
Goodwill from treadmill line acquisition	(43)	(62)

Gross deferred tax liabilities	(2,623)	(13,075)

Net deferred tax asset	$9,136	$39,964

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company had net operating loss carryforwards of approximately $103,300,000 and $61,657,000 related to U.S. federal and state jurisdictions, respectively. In addition, the Company has Federal credit carryforwards of $3,387,000, and state credit carryforwards of $1,702,000. The Federal and state net operating loss carryforwards expire in varying amounts between 2006 and 2025. The Federal tax credit carryforwards expire in varying amounts between 2018 and 2025, while most of the state credits have no expiration.
      Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The acquisition by the Company of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., resulted in such an ownership change. Accordingly, the annual utilization of net operating loss and credit carryforwards are preliminarily estimated to be limited to an amount between $7,000,000 and $13,900,000 in years 2006 through 2010, and $3,058,000 from 2011 through 2025.
      The domestic and foreign components of pre-tax earnings (losses) were as follows for the years ended December 31 (in thousands):

	Year Ended December 31,

	2003	2004	2005

U.S.	$(1,717)	$6,237	$(2,679)
Foreign	(29)	(98)	(63)

Total	$(1,746)	$6,139	$(2,742)

      The company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The Company has completed the evaluation of its position with respect to the indefinite reinvestment of foreign earnings to take into account the repatriation provisions contained in the American Jobs Creation Act of 2004. Such evaluation resulted in no change in the Company’s position regarding distribution of foreign earnings and none were repatriated.

14.	Commitments and Contingencies

Lease Commitments
      The Company leases its office facilities in the U.S. and its international sales offices under operating leases. The operating lease related to the Bothell, Washington corporate headquarters is a non-cancelable facility lease agreement expires on December 31, 2013 with an option to terminate in January 2008. The operating lease for the office, production and warehouse facilities in Deerfield, Wisconsin is a non-cancelable facility lease agreement expires on November 30, 2008 with two five-year renewal options. In connection with the acquisition of CSI, the Company acquired a leased facility in Lake Forest, California, which houses certain research and development operations. This facility comprises approximately 10,000 square feet and the lease expires in 2008. Additionally, the Company acquired international sales and marketing offices in Copenhagen, Denmark, Manchester, England, and Beijing, China. The Company also leases equipment under non-cancelable operating leases.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments for all non-cancelable leases are as follows (amounts in thousands):

		Net of Sublease
	Operating	Operating
	Leases	Leases, Income

Year:
2006	$3,154	$2,412
2007	2,774	2,513
2008	2,127	1,931
2009	311	295
2010	—	—
Thereafter	—	—

Total	$8,366	$7,151

      Net rental expense, including common area maintenance costs, during 2003, 2004 and 2005 was approximately $2,253,000, $1,165,000 and $1,252,000, respectively.

Other Commitments
      As of December 31, 2005, the Company had purchase obligations of approximately $20,597,000 consisting of outstanding purchase orders issued in the normal course of business.

Guarantees and Indemnities
      During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and suppliers in connection with the sales of its products, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Performance Guarantees
      At December 31, 2005, the Company’s Danish subsidiary had bank performance guarantees totaling 338,000 Danish Kroner (approximately $54,000 in U.S. dollars) that were issued in 1999 through 2000 in connection with sales contracts to foreign governments. These bank performance guarantees have either expired or will expire in 2006 but are not officially released until the customer notifies the bank that renewal is not required. The Company has no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts. In addition, the Company had performance bonds of $364,000 outstanding at December 31, 2005 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.

Distribution Agreements
      In July 2003, CSI entered into two separate agreements with GE Healthcare under which GE Healthcare will market the Company’s AED and CRM products under the GE Healthcare name in international markets. Under the OEM Purchase and Supply Agreement, as amended, (the “OEM Agreement”), the Company sells to GE Healthcare a private labeled version of its G-3 AED and CRM products. GE Healthcare has the right to sell these products on a non-exclusive basis worldwide, excluding Japan. Product pricing is fixed for the term of the OEM Agreement irrespective of volume purchased. The

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
term of the OEM Agreement extends through June 30, 2009 and there are no minimum purchase requirements. Under the OEM Purchase Agreement, as amended, (the “Development Agreement”), the Company has agreed to develop and manufacture for GE Healthcare a line of standard “crash-cart” type defibrillators which incorporate the Company’s proprietary technology, as well as certain GE Healthcare technology. GE Healthcare has the exclusive worldwide marketing and distribution rights to this product line. Product prices are tied to annual purchase quantities. The term of the Development Agreement is approximately three years from the first date GE Healthcare receives product for resale, but may be cancelled by GE Healthcare if certain product development milestones are not met. GE may extend the term for two additional one-year periods. In the Development Agreement, GE Healthcare agreed to minimum purchases quantities per calendar quarter, commencing with the first full calendar quarter after the delivery of product for resale. The minimum purchase requirements are subject to certain product development and regulatory milestones being met by the Company.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Generally, the complaints allege that CSI’s board of directors breached its fiduciary obligations with respect to the proposed merger transaction between CSI and Quinton because the board of directors did not negotiate sufficient compensation for CSI’s shareholders and because the board of directors engaged in self-dealing in connection with CSI’s senior note holders. The amended complaints filed in Delaware also allege that the preliminary joint proxy statement/ prospectus filed with the SEC in connection with the merger transaction did not adequately disclose material information about the transaction. The complaints seek, among other things, injunctive relief enjoining the transaction, recessionary damages if the transaction is completed and an order that CSI’s board of directors hold an auction to obtain the best value for CSI’s shareholders.
      In June 2005, pursuant to an agreement of the parties to these actions, plaintiffs’ counsel withdrew their motion for preliminary injunction and, on June 24, 2005, counsel for the parties in the consolidated action and the Oppenheim action executed a memorandum of understanding. As a result, plaintiffs’ counsel agreed to dismiss all disclosure related claims with prejudice and to release all parties associated with the transaction in connection with such claims in exchange for CSI’s agreement to include certain additional disclosures in the joint proxy statement/ prospectus. Plaintiffs’ counsel in the consolidated action also agreed to dismiss the remainder of their complaint without prejudice.
      Plaintiffs’ counsels in the Delaware actions applied to the Chancery Court of Delaware for attorneys’ fees and approval of the settlement. On January 4, 2006, the Chancery Court of Delaware approved the settlement and awarded fifty percent (50%) of the attorneys fees requested by plaintiffs’ counsel ($300,000) which was subsequently paid by CSI’s insurance carrier. All Delaware actions have been dismissed. Plaintiffs’ counsel in the consolidated California actions has also agreed to dismiss their case in exchange for a de minimis sum which will be paid by CSI’s insurance carrier.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

15.	Shareholders’ Equity

Preferred Stock
      The Company is authorized to issue a total of 10,000,000 shares of preferred stock, no shares of which were issued or outstanding as of December 31, 2004 and 2005. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

Common Stock
      The Company is authorized to issue a total of 65,000,000 shares of common stock.
      In June 2004, the Company consummated a public offering of its common stock as more fully described in its prospectus dated May 25, 2004 filed with the Securities and Exchange Commission. In the offering, the Company sold 1,239,571 shares of common stock, adjusted to reflect the merger conversion ratio, at a price of $13.60 per share. Proceeds from the offering were approximately $15,451,000, net of underwriting discounts and offering expenses. In addition, a selling shareholder, as named in the prospectus, sold 1,075,976 shares of common stock, adjusted to reflect the merger conversion ratio, in this offering. The Company did not receive any proceeds from the sale of shares by the selling shareholder.
      On September 1, 2005, in conjunction with the merger with CSI, stockholders of Quinton received 0.77184895 shares of Company common stock (“common stock”) for each common share of Quinton held on the closing date, or approximately 48.8% of the total outstanding common stock of the Company. Stockholders of CSI received 0.10 shares of common stock for each common share of CSI held on the closing date, or approximately 51.2% of the total outstanding common stock of the Company, which percentage includes 2,843,915 shares of common stock issued to the CSI senior note holder on the closing date. In addition, each outstanding stock option, warrant and right to purchase common stock issued by Quinton and CSI prior to the merger transaction assumed by the Company became a right to purchase a number of shares of Company common stock at an exercise price adjusted in accordance with the appropriate exchange ratio in the merger transaction.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes warrants assumed in connection with the merger transaction that were outstanding and exercisable at December 31, 2005:

	Warrants
	Outstanding and	Exercise Price	Expiration
Grant Date	Exercisable	per Share	Date

1997	7,500	$22.50	2007
2001	300	20.00	2006
2002	1,500	18.00	2007
2002	2,500	17.50	2012
2003	1,500	32.70	2008
2003	75,000	30.00	2007
2003	10,000	46.10	2008
2003	22,333	50.00	2008
2004	1,500	19.50	2009
2004	208,776	25.00	2009

Total	330,909

Weighted average exercise price		$28.32

16.	Stock-Based Compensation Plans
      The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of December 31, 2005:

Outstanding stock options — 2002 Plan	1,960,525
Outstanding stock options — 1997 Plan	1,274,748
Stock options available for grant	60,406
Outstanding restricted stock grants	104,350
Employee stock purchase plan shares available for issuance	484,674

Total common shares reserved for future issuance	3,884,703

Stock Options — 2002 Plan
      In February 2002, the Company’s board of directors adopted and the Company’s shareholders approved the 2002 Stock Incentive Plan (“the 2002 Plan”), which became effective upon completion of the Company’s initial public offering in May 2002. The 2002 Plan replaced the 1998 Equity Incentive Plan (“the 1998 Plan”) for purposes of all future incentive stock awards. The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock, all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, (iii) and the lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.
      Options generally vest ratably over a three and one-half to four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. If participants exercise unvested options, the Company has the right to repurchase the unvested shares at the

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
original option exercise price in the event of termination of employment. At December 31, 2004 and 2005, there were no shares of unvested common stock which were subject to repurchase by the Company according to these repurchase rights. The Company has also adopted a stock option grant program for non-employee directors, administered under the terms and conditions of the 2002 Plan.
      The following table summarizes information about the 2002 Plan option transactions:

		Weighted-
		Average
		Exercise
	Options	Price

Balance, December 31, 2002	1,118,659	$4.37
Granted	399,393	8.52
Exercised	(63,201)	1.27
Canceled	(38,456)	7.10

Balance, December 31, 2003	1,416,395	5.60
Granted	409,890	12.02
Exercised	(121,422)	2.94
Canceled	(51,796)	9.35

Balance, December 31, 2004	1,653,067	7.27
Granted	376,312	9.51
Exercised	(33,149)	5.46
Canceled	(35,705)	10,42

Balance, December 31, 2005	1,960,525	$7.67

      The following information is provided for options outstanding and exercisable at December 31, 2005:

	Outstanding
				Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$0.29	70,550	$0.29	2.8 years	70,550	$0.29
$1.14 - $2.42	6,139	1.31	3.4 years	6,139	1.31
$2.85	567,664	2.85	4.7 years	567,664	2.85
$4.28	13,095	4.28	5.9 years	13,095	4.28
$7.00	7,718	7.00	7.2 years	7,718	7.00
$7.77 - $8.14	216,090	7.79	7.0 years	155,392	7.79
$8.81 - $10.84	675,683	9.87	8.3 years	618,510	9.82
$10.86 - $12.96	392,007	12.18	8.2 years	164,594	12.08
$13.38	11,579	13.38	8.5 years	11,579	13.38

$0.29 - $13.38	1,960,525	$7.67	6.8 years	1,615,241	$7.02

      Under APB 25, no compensation expense is recognized for options awarded to employees if the exercise price of the option equals the fair market value of the underlying stock on the grant date. Deferred stock-based compensation is recorded when the exercise price of an option or the sales price of the restricted stock is lower than the fair market value of the underlying common stock on the date of

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grant. The Company is amortizing deferred stock-based compensation on a straight-line basis over the vesting period of the underlying options, which is typically three and a half years. Amortization of deferred stock-based compensation to employees was approximately $74,000, $73,000 and $33,000 for the years ended December 31, 2003, 2004 and 2005, respectively, related to options granted under the 2002 Plan.

Stock Options — 1997 Plan
      The Company assumed CSI’s 1997 Stock Option/ Stock Issuance Plan (the “1997 Plan”) in connection with the merger transaction. The 1997 Plan provides for the granting of incentive or non-qualified stock options to employees of the Company, including officers, and non-qualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. The 1997 Plan is subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments.
      The 1997 Plan limits to $100,000 the fair value (determined at the time the option is granted) of the common stock with respect to which incentive stock options are first exercisable by any individual employee during any calendar year. The per share exercise price of an incentive stock option granted under the 1997 Plan must not be less than 100% of the fair market value of a share of the common stock on the date of grant and the option may not be exercised more than 10 years after its grant date. If an incentive stock option is granted to an employee owning more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value and the option may not be exercised more than five years after its grant date. Shares that are forfeited or repurchased or otherwise cease to be subject to awards without shares being issued under the 1997 Plan will again be available for issuance under the 1997 Plan.
      All options outstanding under the 1997 Plan immediately prior to the merger transaction became fully vested and immediately exercisable as a result of the merger transaction. Pursuant to Nasdaq rules (a) employees, directors, independent contractors, and advisors of CSI prior to the merger transaction and any new employees, directors, independent contractors, and advisors of the Company after the merger transaction, will be eligible to receive awards under the 1997 Plan and (b) any employees, directors, independent contractors, or advisors of Quinton prior to the merger transaction will not be eligible to receive awards under the 1997 Plan.
      The following table summarizes information about the 1997 Plan option transactions:

		Weighted-
		Average
		Exercise
	Options	Price

Acquired in connection with merger	1,229,881	$26.84
Granted	75,000	9.05
Exercised	—	—
Canceled	(30,133)	23.72

Balance, December 31, 2005	1,274,748	$25.04

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following information is provided for options outstanding and exercisable at December 31, 2005:

	Outstanding
				Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price

$9.05	75,000	$9.05	9.7 years	75,000	$9.05
$10.20 - $11.10	20,125	10.79	9.2 years	20,125	10.79
$16.00 - $17.50	129,275	17.35	6.7 years	129.275	17.35
$19.30 - $20.60	611,815	20.25	6.4 years	611,815	20.25
$21.20 - $22.40	22,465	22.09	7.6 years	22,465	22.09
$24.00 - $24.60	64,144	24.18	6.5 years	64,144	24.18
$26.00 - $26.00	32,000	26.00	7.3 years	32,000	26.00
$35.20 - $36.50	28,940	35.22	7.7 years	28,940	35.22
$38.30 - $41.50	220,842	39.99	7.0 years	220,842	39.99
$45.30 - $50.70	36,750	46.62	7.2 years	36,750	46.62
$45.30 - $50.70	33,392	58.44	4.5 years	33,392	58.44

$9.05 - $60.00	1,274,748	$25.04	6.8 years	1,274,748	$25.04

      The Company has not recorded any stock-based compensation in connection with the 1997 Plan.

Restricted Stock Awards
      In 2005, the Company began granting employees restricted stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price.
      Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. During 2005, the Company granted 104,350 shares of restricted stock with a weighted average fair value of $9.38 per share, the market price of the stock at the date granted. The restricted stock awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to restricted stock awards totaled $25,000 in 2005.

Employee Stock Purchase Plan
      The Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”) in February 2002. The ESPP was implemented upon the effectiveness of the Company’s public stock offering in May 2002. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three months intervals at the lower of 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP Plan. In addition, the ESPP Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) and the lesser amount established by the Company’s board of directors.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
      The Company issued 64,747, 60,977 and 59,387 shares of common stock in 2003, 2004 and 2005, respectively, in connection with the ESPP and received total proceeds of $451,000, $531,000 and $538,000 in 2003, 2004 and 2005, respectively. The Company has not recorded any compensation expense related to the ESPP Plan.

17.	Employee Benefit Plans
      The Company is the sponsor of the Quinton Cardiology Inc. 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers all regular employees of Quinton Cardiology Inc. who satisfy certain age and service requirements as specified in the 401(k) Plan. The 401(k) Plan includes provision for an employee deferral of up to 50      % of pre-tax compensation to the maximum deferral allowed under IRC 2005 guidelines, and up to 50% of compensation for after-tax deferral. On behalf of eligible participants, the Company may make a Matching Contribution equal to a discretionary percentage of the elective deferral up to the Plan’s established limits and is subject to the Plan’s vesting schedule. The Company made matching contributions of approximately $331,000, $550,000 and $573,000 for the years ended December 31, 2003, 2004 and 2005, respectively. As of December 31, 2004 and 2005, the Company had accrued $39,000 and $27,000, respectively, for matching plan contributions.
      The Company acquired the Cardiac Science, Inc. 401(k) Retirement Plan (the “401(k) Plan”) in connection with the merger transaction. The 401(k) Plan covers former regular CSI employees who meet the eligibility requirements. The 401(k) Plan includes provision for an employee deferral of up to 25% of pre-tax compensation to the maximum deferral allowed under IRC 2005 guidelines. The Company may contribute to the plan on a discretionary basis as determined each year by resolution of the Company’s Board of Directors. As of December 31, 2005, neither the Company nor CSI had contributed to the plan.

18.	Related Party Transactions

Philips/ Agilent/ Zymed
      Agilent, a former owner of 19.0% of the Series A convertible preferred stock prior to conversion to common stock in 2002, sold its shares to Philips Electronics North America Corporation (“Philips”) in August 2001. Philips sold its shares of the Company’s common stock in conjunction with the Company’s public equity offering in June 2004. The Company had a royalty agreement with Agilent. For the year ended December 31, 2003 and for the five months ended May 31, 2004, the Company paid approximately $3,000 and $4,000, respectively, in royalties related to this agreement.
      During the year ended December 31, 2000, Agilent acquired Zymed, which was a member of W.R. Hambrecht/ QIC, LLC. The Company had a software development and license agreement with Zymed. The agreement requires the Company to pay royalties to Zymed related to a non-exclusive software package license. For the year ended December 31, 2003 and for the five months ended May 31, 2004, the Company paid royalties of $6,000 and $22,000, respectively, related to this agreement. The Company had no royalty liability at December 31, 2004 or 2005 related to this agreement.
      For the year ended December 31, 2003 and for the five months ended May 31, 2004, the Company purchased approximately $128,000 and $57,000, respectively, of inventory from Philips, Agilent and Zymed, collectively. For the year ended December 31, 2003 and for the five months ended May 31, 2004, the Company recorded revenues of approximately $63,000 and $69,000, respectively, from Philips, Agilent, and Zymed, collectively.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Results of Operations (Unaudited)
      The following table sets forth selected unaudited quarterly operating data for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods. Since the Company, Cardiac Science Corporation, is deemed to be the successor to Quinton for accounting purposes, the Company’s consolidated financial statements represent the historical statements of Quinton and include CSI’s results of operations since September 1, 2005. Shares and earnings per share prior to September 30, 2005 have been retroactively adjusted to reflect the merger conversion ratio.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below presents quarterly data for the years ended December 31, 2004 and 2005 (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005

	(In thousands, except for share data)
Consolidated Statements of Operations Data:
Revenues	$21,652	$21,648	$22,498	$23,805	$21,330	$21,968	$27,446	$35,906
Cost of revenues	12,200	12,424	12,598	13,080	11,564	12,093	15,168	20,969

Gross profit	9,452	9,224	9,900	10,725	9,766	9,875	12,278	14,937
Operating Expenses:
Research and development	1,831	1,796	1,882	1,888	1,809	1,908	2,262	3,374
Sales and marketing	4,371	4,367	4,768	4,872	4,657	4,592	6,601	9,107
General and administrative (excluding stock-based compensation)	2,088	1,949	1,974	2,264	2,021	2,251	4,697	6,099
Stock-based compensation	18	18	18	19	24	15	—	19

Total operating expenses	8,308	8,130	8,642	9,043	8,511	8,766	13,560	18,599

Operating income (loss)	1,144	1,094	1,258	1,682	1,255	1,109	(1,282)	(3,662)
Other Income (Expense):
Interest income (expense), net	(41)	(19)	38	(48)	113	145	123	(56)
Other income (expense), net	—	633	17	381	61	53	34	(635)

Total other income (expense)	(41)	614	55	333	174	198	157	(691)

Income (loss) before income taxes and minority interest in consolidated entity	1,103	1,708	1,313	2,015	1,429	1,307	(1,125)	(4,353)
Income tax benefit (provision)	(35)	(35)	—	8,960	(470)	(434)	558	1,819

Income (loss) before minority interest in loss (income) of consolidated entity	1,068	1,673	1,313	10,975	959	873	(567)	(2,534)
Minority interest in loss (income) of consolidated entity	20	10	5	4	20	6	(2)	7

Net income (loss)	$1,088	$1,683	$1,318	$10,979	$979	$879	$(569)	$(2,527)

Net income (loss) per share — basic	$0.12	$0.17	$0.12	$1.01	$0.09	$0.08	$(0.04)	$(0.11)

Net income (loss) per share — diluted	$0.10	$0.16	$0.12	$0.96	$0.09	$0.08	$(0.04)	$(0.11)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cardiac Science Corporation:
      Under date of March 14, 2006, we reported on the consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financials statement schedule in the form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financials statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Seattle, Washington
March 14, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
      A summary of the activity in the allowance for doubtful accounts follows:

		Increase	Expenses
	Beginning	Through	and		End of
	of Period	Acquisition	Adjustments	Writeoffs	Period

Year Ended December 31, 2003	$398	$234	$213	$182	$663
Year Ended December 31, 2004	$663	$—	$205	$213	$655
Year Ended December 31, 2005	$655	$2,597	$478	$275	$3,455

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted as of December 31, 2005, an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation as of December 31, 2005, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective for ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our principal executive and financial officers concluded as of December 31, 2005, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
      Management’s report on internal control over financial reporting is set forth on page 49 in our consolidated financial statements included elsewhere in this report.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is set forth on page 50 in our consolidated financial statements included elsewhere in this report.
Changes in Internal Controls
      There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information called for by Part III, Item 10, is included in our Proxy Statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 11.	Executive Compensation
      Information called for by Part III, Item 11, is included in our Proxy Statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information called for by Part III, Item 12, other is included in our Proxy Statement relating to our 2006 annual meeting of stockholders and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 13.	Certain Relationships and Related Transactions
      Information called for by Part III, Item 13, is included in our Proxy Statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 14.	Principal Accountant Fees and Services.
      Information called for by Part III, Item 14, is included in our Proxy Statement relating to our 2006 annual meeting of stockholders, and is incorporated herein by reference. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
      (a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Financial Statements at Item 8 on page 48 of this report.

(2) Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts on page 89 of this report.

(3) Exhibits are incorporated herein by reference or are filed with this report: See Index to Exhibits following the signature page of this report.
      All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.
      (b) Exhibits.
      The Exhibit Index is included on pages 94-97.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiac Science Corporation

By:	/s/ Michael K. Matysik

Michael K. Matysik
Chief Financial Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ John R. Hinson John R. Hinson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Michael K. Matysik Michael K. Matysik	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Raymond W. Cohen Raymond W. Cohen	Chairman of the Board	March 16, 2006

/s/ Ruediger Naumann-Etienne Ruediger Naumann-Etienne	Vice-Chairman of the Board	March 16, 2006

/s/ Bruce J. Barclay Bruce J. Barclay	Director	March 16, 2006

/s/ W. Robert Berg W. Robert Berg	Director	March 16, 2006

/s/ Jue-Hsien Chern Jue-Hsien Chern	Director	March 16, 2006

/s/ Harvey N. Gillis Harvey N. Gillis	Director	March 16, 2006

/s/ Ray E. Newton III Ray E. Newton III	Director	March 16, 2006

/s/ Jeffrey F. O’Donnell Sr. Jeffrey F. O’Donnell Sr.	Director	March 16, 2006

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation(1)
2.2		Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc.(3)
3.1		Amended and Restated Certificate of Incorporation(2)
3.2		Amended and Restated Bylaws(22)
4.1		Specimen Stock Certificate(2)
4.2		Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager(17)
4.3		Amended and Restated Registration Rights Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager(17)
4.4		Form of Warrant(17)
4.5		Form of Warrant issued to Perseus Acquisition/Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P. and Cardiac Science Co-Investment, L.P.(22)
10.1		Senior Note and Warrant Conversion Agreement dated as of February 28, 2005 among CSQ Holding Company, Cardiac Science, Inc. and the purchasers listed on the signature pages thereto(1)
10	.2*	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Hinson dated as of February 6, 2004(10)
10.3		Assumption and Amendment Agreement dated as of September 28, 2005 among Silicon Valley Bank, Cardiac Science Corporation, Quinton Cardiology, Inc. and Cardiac Science Operating Company(19)
10.4		Lease Termination Agreement effective as of September 14, 2005 between Cardiac Science, Inc. and Terrace Tower Orange County, LLC(20)
10	.5*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan(4)
10	.6*	Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan(4)
10	.7*	Quinton Cardiology Systems, Inc. 2002 Employee Stock Purchase Plan(4)
10	.8*	Quinton Cardiology Systems, Inc. Stock Option Grant Program for Nonemployee Directors(5)
10	.9*	Quinton Cardiology Systems, Inc. 2004 Management Incentive Plan(13)
10.10		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000(4)
10.11		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000(4)
10.12		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001(6)
10.13		Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001(4)
10.14		Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002(7)
10.15		Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003(7)
10.16		Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002(7)
10.17		Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002(7)
10.18		Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002(7)

Exhibit
Number		Description

10.19		Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003(7)
10.20		Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003(7)
10.21		Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003(7)
10.22		Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998(7)
10.23		Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003(8)
10	.24*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.)(9)
10	.25*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003(9)
10	.26*	Employment Agreement between Quinton Cardiology Systems, Inc. and Michael K. Matysik dated as of February 6, 2004(10)
10	.27*	Employment Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated as of February 6, 2004(10)
10	.28*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004(10)
10.29		Employment Agreement between Quinton Cardiology Systems, Inc. and Allan Criss dated as of March 1, 2004(11)
10.30		Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004(12)
10	.31*	Employment Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani dated as of February 6, 2004(13)
10	.32*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan(13)
10	.33*	Quinton Cardiology Systems, Inc. Senior Executives — Base Compensation Adjustments — 2005 dated as of February 28, 2005(13)
10	.34*	Summary of Non-Employee Director Compensation(13)
10	.35*	Quinton Cardiology Systems, Inc. 2004 Sales Bonus Plan for Darryl Lustig, as amended on March 14, 2005(13)
10	.36*	Quinton Cardiology Systems, Inc. 2004 Sales Bonus Plan for Allan Criss, as amended on March 14, 2005(13)
10	.37*	Quinton Cardiology Systems, Inc. 2005 Sales Incentive Plan for Darryl Lustig(13)
10	.38*	Quinton Cardiology Systems, Inc. 2005 Sales Incentive Plan for Allan Criss(13)
10	.39*	Employment Agreement between Quinton Cardiology Systems, Inc. and Brian Lee dated as of February 6, 2004(13)
10	.40*	Employment Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of February 6, 2004(13)
10	.41*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003(13)
10	.42*	Employment Agreement between Quinton Cardiology Systems, Inc. and David Hadley dated as of February 6, 2004(13)
10	.43*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended(14)
10	.44*	Employment Agreement between Cardiac Science, Inc. and Raymond Cohen, dated December 31, 2002(16)

Exhibit
Number	Description

10	.45*	Employment Agreement between Cardiac Science, Inc. and Kurt Lemvigh, dated December 1, 2001	(16)
10.46	Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(18)
10	.47†	Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(18)
10	.48†	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(18)
10	.49*	Employment Agreement between Cardiac Science, Inc. and Peter Foster, dated August 30, 2004(21)
10	.50*	Employment Agreement effective September 1, 2005 between Cardiac Science Corporation and Raymond W. Cohen(21)
10	.51*	Letter Agreement dated as of November 9, 2005 between Cardiac Science Corporation and Ruediger Naumann-Etienne(21)
10	.52*	Form of Indemnification Agreement(21)
10	.53*	Summary of Non-Employee Director Compensation(21)
10	.54*	Cardiac Science Corporation 2006 Management Incentive Plan(21)
10	.55*	Quinton Cardiology Systems, Inc. 2005 Management Incentive Plan(13)
21.1	Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on March 26, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(9)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(10)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(11)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(12)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

(13)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(14)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(15)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on March 27, 2001.

(16)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-19567).

(17)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(18)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 30, 2005.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on October 3, 2005.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed November 15, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed February 27, 2006.