Form 10-K/A
period 2005-12-31
Cardiac Science CORP
filed 2006-05-01
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1
Form 10-K/A
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51512
Cardiac Science Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3300396
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3303 Monte Villa Parkway, Bothell, WA	98021
(Address of Principal Executive Offices)	(Zip Code)
(425) 402-2000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act: None.
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
     ☐ Yes ☑ No
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
     * The amount was calculated as if the merger transaction between Quinton Cardiology Systems, Inc. and Cardiac Science, Inc., our predecessors, was completed as of June 30, 2005, and is based on the number of shares of each of Quinton Cardiology Systems, Inc. and Cardiac Science, Inc. outstanding on such date, adjusted in each case for the exchange ratios applicable in the merger, and the number of shares of our common stock issued in exchange for senior debt and related warrants of Cardiac Science, Inc. in connection with the merger, which transactions are summarized in this report.
     The number of shares of the registrant’s Common Stock outstanding at March 1, 2006 was 22,473,327.

CARDIAC SCIENCE CORPORATION
2005 FORM 10-K/A ANNUAL REPORT
EXPLANATORY NOTE
     The terms “us,” “we” and “our” and “the Company” refer to Cardiac Science Corporation and our majority owned subsidiaries.
     We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 16, 2006, for the sole purpose of providing the information required by Part III of Form 10-K. We are also updating the signature page, the Exhibit Index referenced in Item 15 of Part IV, and Exhibits 31.1 and 31.2.
     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each of Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Item IV, as amended, is set forth below. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to Part III and Part IV discussed above. No other information included in the Form 10-K, including the information set forth in Part I, Part II, our financial statements and the footnotes thereto, has been modified or updated in any way.

PART III
Item 10. Executive Officers and Directors of the Registrant.
     The following table sets forth the name, age and position of our executive officers and non-employee directors as of April 1, 2006, each of whom, other than Garry Norris, has served in the capacity noted below since at least the consummation of the merger transaction involving Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) on September 1, 2005 (the “Merger”).

Name	Age	Position
Management:
John R. Hinson	43	President, Chief Executive Officer and Director
Michael K. Matysik	46	Senior Vice President, Chief Financial Officer and Secretary
Allan Criss	46	Vice President, Acute Care
Peter Foster	48	Vice President, Public Access Defibrillation
David M. Hadley	56	Vice President, Research
Brian Lee	50	Vice President, Engineering
Kurt B. Lemvigh	45	Vice President, International
Darryl Lustig	50	Vice President, Primary Care
Garry Norris	48	Vice President, Marketing
Non-employee Directors:
Raymond W. Cohen	46	Chairman of the Board
Ruediger Naumann-Etienne	59	Vice Chairman of the Board
Bruce J. Barclay	49	Director
W. Robert Berg	62	Director
Jue-Hsien Chern	51	Director
Harvey N. Gillis	60	Director
Ray E. Newton, III	41	Director
Jeffrey F. O’Donnell, Sr.	45	Director
     Raymond W. Cohen has served as our Chairman and as a Director since September 2005. Mr. Cohen previously served as Chairman and Chief Executive Officer of CSI from September 2003 to August 2005 and as President, Chief Executive Officer, and member of the Board of Directors since joining CSI in January 1997. Prior to joining CSI, Mr. Cohen was President of Diagnostic Monitoring, a privately held manufacturer and international distributor of non-invasive cardiac monitoring devices which was acquired by CSI in 1997. From 1982 to 1990, Mr. Cohen held various sales and marketing positions in firms that manufactured and marketed cardiology products including Brentwood Instruments, Inc., where he was instrumental in it being ranked in Inc. Magazine’s list of Fastest Growing Small Public Companies from 1986 through 1988. Mr. Cohen holds a B.S. in Business Management from the State University of New York at Binghamton.
     John R. Hinson has served as President and Chief Executive Officer and as a Director since September 2005. Mr. Hinson previously served as President of Quinton from November 2000 to August 2005, as Chief Operating Officer from February 2000 to August 2005, a director from July 1999 to August 2005, as Chief Executive Officer from September 2003 to August 2005, as Secretary from July 1999 through April 2002, and as Chief Financial Officer and Executive Vice President of Operations from April 1999 to May 2001. He holds an M.B.A. from the Anderson Graduate School of Management at UCLA and a B.A. in Economics from Claremont McKenna College.
     Michael K. Matysik has served as our Senior Vice President, Chief Financial Officer and Secretary since September 2005. Mr. Matysik previously served as Senior Vice President, Chief Financial Officer and Secretary for Quinton from April 2002 to August 2005. From May 2001 to November 2001, Mr. Matysik was Executive Vice President and Chief Financial Officer of DMX Music, a global media and technology company. From September 1996 to April 2001, Mr. Matysik was Vice President and Chief Financial Officer of AEI Music Network, Inc., also a global media and technology company. He holds an M.B.A. from the University of Southern California and a B.A. in Business Administration from the University of Washington.
     Allan R. Criss has served as our Vice President, Acute Care since September 2005. Mr. Criss previously served as the Vice President, Acute Care for Quinton from March 2004 to August 2005. Prior to that Mr. Criss was the

Vice President, Business Line Ultrasound, North America for Philips Medical Systems, a medical device manufacturer, from April 2002. From November 2001 through March 2002 Mr. Criss was the Vice President, Sales and Marketing for Advanced Imaging Technologies, an early stage company focused on breast imaging technology. From February 2000 through November 2001 Mr. Criss was Vice President, U.S. Cardiology Sales for Philips Medical Systems. From January 1989 through January 2000 Mr. Criss held several positions of increasing responsibility with ATL Ultrasound, which was later acquired by Philips Medical Systems. Mr. Criss holds a B.S. in Marketing from Indiana University of Pennsylvania.
     Peter L. Foster has served as our Vice President, Public Access since September 2005. Mr. Foster previously served as Senior Vice President, Global Sales for CSI from September 2004 to August 2005. From 1993 to 2004 Mr. Foster was Vice President of Sales for the North American Sales Team of Kerr Corporation, a Sybron Dental Specialties Company and a manufacturer of consumable dental products. From 2002 to 2004 Mr. Foster was General Manager of the Orascoptic/Surgical Acuity Division of Kerr Corporation. Mr. Foster also served as General Manager of the TotalCare division of Kerr Corporation until 2004. Mr. Foster has a B.A. in English from Virginia Military Institute.
     David M. Hadley, Ph.D. has served as our Vice President, Research since September 2005. Mr. Hadley previously served as Vice President of Research for Quinton from February 2005 to August 2005, Vice President of Research and Development from May 2001 to February 2005, and as Vice President of Engineering from November 1998 to May 2001. Dr. Hadley holds a Ph.D. in Geophysics from California Institute of Technology and a B.S. in Physics from the University of California, Riverside.
     Brian R. Lee has served as our Vice President of Engineering since September 2005. Mr. Lee previously served as Vice President of Engineering for Quinton Cardiology Systems, Inc. from February 2005 to August 2005. Mr. Lee held the position of Vice President of Engineering with Seimens Medical Solutions Ultrasound Division, a medical device manufacturer, from December 2003 through February 2005. Prior to this position, he served as Vice President of Transducer Research and Development and Vice President, Scanhead Technology Unit with Philips Medical Systems Ultrasound Division from 1995 through October 2003. Mr. Lee holds B.A. and M.A. degrees in Physics from the University of Oregon.
     Kurt B. Lemvigh has served as our Vice President, International since September 2005. From February 2001 to August 2005, Mr. Lemvigh served as President, International Operations for CSI. From 2000 to January 2001, Mr. Lemvigh served as the General Manager of GE Medical Systems, Northern Europe, a medical device manufacturer. From 1996 to 2000, Mr. Lemvigh was the Cardiology Marketing Director for Europe, Africa and the Middle East for Marquette-Hellige, and prior to that he was the Marketing Manager for cardiology information systems and Holter monitoring products in Europe, Africa and the Middle East for Marquette-Hellige. Before joining Marquette-Hellige, Mr. Lemvigh was the Sales Director of a Danish medical distribution company for 10 years. Mr. Lemvigh holds a Merconom Business Diploma degree, with a major in Sales and Marketing from the Niels Brock Copenhagen Business College.
     Darryl R. Lustig has served as our Vice President, Primary Care since September 2005. Mr. Lustig previously served as Vice President, Primary Care for Quinton from March 2003 to August 2005. Prior to that, Mr. Lustig served as Vice President, Sales and Marketing from September 2000 to March 2003 for Burdick, Inc., a company Quinton acquired as a wholly-owned subsidiary in January 2003. From November 1999 to August 2000, Mr. Lustig was Vice President of Sales for Cimtek Commerce, a healthcare information and E-commerce company. Mr. Lustig has over 25 years experience in healthcare manufacturing and distribution. Mr. Lustig has a B.A. in Political Science with a minor concentration in Advertising from Southern Illinois University.
     Garry Norris has served as our Vice President, Marketing since January 2006. Prior to joining us, he served as Vice President and Chief Marketing Officer of the Consumer Imaging Division, Latin America Region of Eastman Kodak Company, a photography company, from February 2002 to March 2003. He also served as Global Vice President and Chief Marketing Officer of the Eastman Kodak Company’s Health Imaging Division from December 1999 to February 2002 . From March 1997 to November 1999, Mr. Norris was the Director of Global Product & Brand Marketing of the Networking Hardware Division of International Business Machines Corporation, a computer manufacturer. He also held a variety of other positions at International Business Machines Corporation including

Director of Software Strategy and Strategic Alliances and Director of the Microsoft Business Alliance team. Mr. Norris holds a B.S. in Accounting from the University of South Carolina and an M.B.A. from Duke University.
     Ruediger Naumann-Etienne, Ph.D, has served as a Director and Vice-Chairman since September 2005. Dr. Naumann-Etienne previously served as a director and Chairman of the Board for Quinton from since April 2000 to August 2005, as Chief Executive Officer from November 2000, first as a consultant and, from December 31, 2001, as a full-time employee, until September 2003. Dr. Naumann-Etienne is the owner and has been the Managing Director of Intertec Group, an investment company acting as principal in managing high technology growth situations since 1989. From 1993 to 1999, Dr. Naumann-Etienne served as Chairman of OEC Medical Systems Inc., a leader in fluoroscopic imaging for minimally invasive surgery. From 1995 to 1997, he also served as their President and Chief Executive Officer. Dr. Naumann-Etienne holds a Ph.D. in International Finance from the University of Michigan, an M.A. in Industrial Management from Georgia Institute of Technology and a B.A. in Economics from the Technical University of Berlin, Germany. Dr. Naumann is also a director of Bio-Rad Laboratories, Inc. and Varian Medical Systems, Inc.
     Bruce Barclay has been one of our Directors since September 2005. Mr. Barclay previously served as a Director of CSI from September 2003 to August 2005. In November 2003, Mr. Barclay joined SurModics, Inc., a leading provider of surface modification and drug delivery technologies for medical device and biomedical applications, as President and Chief Operating Officer, and in July 2005 was named its President and Chief Executive Officer. He is also a member of the Board of Directors of SurModics, Inc. From 2000 to November 2003, Mr. Barclay served as the President and Chief Executive Officer of Vascular Architects, Inc., a venture capital backed private company focused on the treatment of peripheral vascular disease. Mr. Barclay has over 25 years of experience in the healthcare industry, including experience with Eli Lilly and Company and Guidant Corporation, where he served as Senior Vice President. Mr. Barclay has holds a B.A. in biology and a B.S. in chemistry from Purdue University and a J.D. from Indiana University School of Law.
     W. Robert Berg has served as one of our Directors since September 2005. Mr. Berg previously served as a director of Quinton from July 2002 to August 2005. From October 1985 to January 2000, Mr. Berg held several positions at SeaMED Corporation, a medical equipment company, including Vice President of Operations from 1985 to 1987, and President and CEO from 1987 to 2000. He served as President of SeaMED until he retired in January 2000. Mr. Berg holds a B.A. from the University of Washington.
     Jue-Hsien Chern, Ph.D. has served as one of our Directors since September 2005. Mr. Chern previously served as a director of Quinton from March 2003 to August 2005. Since January 2000, he has served as Vice President and General Manager of the D.S.M. division of Mentor Graphics, Inc., a leading provider of electronic design automation products and services. From 1998 to 1999, Dr. Chern served as head of the D.S.M. business unit of Avant! Corporation, a provider of electronic design automation products. Dr. Chern received his Ph.D. in Civil Engineering from State University of New York at Buffalo and a M.S. and B.S. in Civil Engineering from National Taiwan University.
     Harvey N. Gillis has served as one of our Directors since September 2005. Mr. Gillis previously served as a director of Quinton Cardiology Systems, Inc. from August 2002 to August 2005. Mr. Gillis serves as Chairman, President and Chief Executive Officer of Sunrise Capital Corporation, a venture capital and business investment firm. From August 1997 to July 1999, Mr. Gillis was Chairman of the Board of Mosaix, Inc., which was sold to Lucent Technologies Corporation in July 1999. Mr. Gillis also served on the board of directors of Integrex, Inc., a private electronic manufacturing services firm from 1999 to 2004 when it was acquired by Three Five Systems Corp. Mr. Gillis holds an M.S. in engineering and an M.B.A. in finance and systems analysis from Stanford University, and a B.S. in engineering from Carnegie Mellon University.
     Ray E. Newton, III has been one or our Directors since September 2005. Mr. Newton previously served as a Director of CSI from May 2002 to August 2005. Mr. Newton is a Senior Managing Director of Perseus, LLC, a merchant bank and private equity fund management company with offices in Washington D.C. and New York City. Prior to joining Perseus, Mr. Newton was a general partner at J.H. Whitney & Co., a private equity and subordinated debt investment firm. Prior to Whitney, Mr. Newton was in the Merchant Banking Department at Morgan Stanley

& Co., Incorporated. Mr. Newton holds an M.B.A. from Stanford University’s Graduate School of Business and a B.A., magna cum laude, from Princeton University.
     Jeffrey O’Donnell, Sr. has been one of our Directors since September 2005. Mr. O’Donnell previously served as a Director of CSI from September 2003 to August 2005. Mr. O’Donnell is the President and Chief Executive Officer and a member of the Board of Directors of PhotoMedex, Inc., a developer of proprietary excimer laser and fiber optic systems and techniques, since 1999. Prior to that, he served as President and CEO of Radiance Medical Systems (originally Cardiovascular Dynamics) from 1997 to 1999, having joined that company as Vice President of Sales and Marketing in 1995. He subsequently assumed a role as non-executive Chairman of the Board at that company. From 1994 to 1995, Mr. O’Donnell held the position of President and CEO of Kensey Nash Corporation. Additionally, he has held several senior sales and marketing management positions at Boston Scientific, Guidant Corporation and Johnson & Johnson Orthopedic. Mr. O’Donnell is a director of Endologix, Inc. and currently serves on a number of other corporate boards and holds a B.S. in business administration and marketing from La Salle University.
Director Independence
     Nasdaq Marketplace Rule 4350 requires that a majority of our directors be “independent,” as defined by Nasdaq Marketplace Rule 4200(a)(15). The board of directors expects to undertake a review of the independence of our directors pursuant to Nasdaq Marketplace Rule 4350 prior to the 2006 annual meeting of stockholders currently scheduled for July 2006 and to report the results of such determination in the proxy statement relating to the 2006 annual meeting. Our board of directors, as constituted prior to the closing of the Merger, determined that:
•	Bruce Barclay, W. Robert Berg, Jue-Hsien Chern, Harvey N. Gillis and Jeffrey F. O’Donnell, Sr., who represent a majority of our directors, are “independent”;

•	John Hinson, our Chief Executive Officer does not meet the definition of independence specified under Nasdaq Marketplace Rule 4200(a)(15) because he is an employee;

•	Raymond W. Cohen and Ruediger Naumann-Etienne, the Chairman and Vice Chairman, respectively, served as employees in 2005, and under applicable Nasdaq Marketplace Rules may not be deemed to be independent until three years following their respective terminations as an employees; and

•	Ray E. Newton, III was not independent as a result of the contractual arrangements between CSI, a predecessor company, and Perseus LLC, which with its affiliated funds Perseus Acquisition/Recapitalization Fund, LLC, Perseus Market Opportunity Fund, LP and Cardiac Science Co-Investment, LP beneficially owns approximately 14% of our outstanding common stock.
Board Committees and Meetings
     Our board of directors has an audit committee, a compensation committee and a nominating and governance committee.
     Audit Committee. The audit committee meets with our independent registered public accounting firm at least quarterly, prior to releasing our quarterly results, to review the results of the auditors’ interim reviews and annual audit results before they are released to the public or filed with the SEC or other regulators. The audit committee also adopts and approves funding for the independent registered public accounting firm and reviews the comments as to the quality of our accounting principles and financial reporting and controls, adequacy of staff, and the results of procedures performed in connection with the audit process. The audit committee also considers, in consultation with the independent registered public accounting firm, the audit scope and plan. The audit committee operates according to a written charter adopted by the board of directors, which is posted on our website at http://www.cardiacscience.com. The audit committee consists of Harvey N. Gillis (Chairman), Bruce Barclay, W. Robert Berg and Jue-Hsien Chern. The audit committee met 2 times in 2005 since the consummation of the Merger on September 1, 2005.

     The board of directors of Quinton, a predecessor company, determined prior to the Merger that Mr. Harvey N. Gillis is an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K of the Securities Exchange Act, as amended.
     Compensation Committee. The compensation committee establishes, administers, and reviews our compensation and benefits policies and programs for executives, employees, and non-employee directors. In addition, the committee awards stock options to employees and consultants under our stock option plans, and performs other functions regarding compensation as delegated by the board of directors and as set forth in its written charter, which is posted on our website at http://www.cardiacscience.com. The compensation committee consists of W. Robert Berg (Chairman), Harvey Gillis, Bruce Barclay, Jue-Hsien Chern and Jeffrey F. O’Donnell, Sr. The compensation committee met 2 times in 2005 since the consummation of the Merger on September 1, 2005.
     Nominating and Governance Committee. The nominating and governance committee selects and recommends individuals to be presented to our shareholders for election or re-election to the board of directors, oversees the evaluation of the performance and leadership of the board of directors, monitors corporate governance policies and codes of conduct applicable to our board of directors, officers and employees and is responsible for performing the other related responsibilities set forth in its written charter, which is posted on the our website, http://www.cardiacscience.com. The nominating and governance committee consists of Jeffrey F. O’Donnell, Sr. (Chairman), Bruce Barclay and Jue-Hsien Chern. The nominating and governance committee did not meet in 2005 since the consummation of the Merger on September 1, 2005.
     The board of directors met 2 times in 2005 since the consummation of the Merger on September 1, 2005. During that time, each incumbent director, other than Dr. Chern, attended at least 75% of the aggregate number of meetings of the board of directors and of the committees on which he served.
Code of Ethics
     Our board of directors has adopted a code of ethics that applies to its accounting and financial employees, including our Chief Executive Officer and Chief Financial Officer. This code of ethics is posted on our website, http://www.cardiacscience.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to or waiver from application of the code of ethics to our Chief Executive Officer or our Chief Financial Officer by posting such information on our website, http://www.cardiacscience.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report their stock holdings and transactions to the Securities and Exchange Commission.
     To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, our directors, officers and greater than 10% beneficial owners were in compliance with all of their Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners, except that Mr. Foster inadvertently filed a late Form 3 with respect to shares of stock of CSI that he had purchased in 2004 that was exchanged for shares of our common stock at the applicable exchange rate in the Merger.
Item 11. Executive Compensation.
Non-employee Directors Compensation
     Cash compensation for non-employee directors is as follows:

Annual Director Stipend	$15,000
Annual Committee Chair Stipend:
Audit Committee	$10,000

Compensation Committee	$7,500
Nominating and Governance Committee	$5,000
Board Meeting Fee	$1,000/meeting
Committee Meeting Fee	$700/meeting
Telephonic Meetings	60% of Regular Meeting Fees
     All stipends and meeting attendance fees are paid quarterly in arrears, and we will also reimburse our non-employee directors for reasonable expenses incurred in attending meetings of the board and its committees.
     In addition, we have a stock option grant program for our non-employee directors that is administered under the terms and conditions of our 2002 Stock Incentive Plan (the “2002 Plan”). Under the program, each non-employee director automatically receives the following:

Initial Stock Option Grant (upon appointment)(1)	7,500 shares
Additional Annual Stock Option Grants (1)(2)	7,500 shares

(1)	One-twelfth of the options granted to non-employee directors will vest and become fully exercisable monthly over one year. However, if a non-employee director resigns or retires from the board before all options granted to the director have fully vested, any unvested options will accelerate and become fully vested immediately prior to the termination of the director’s services. The exercise price for all options granted to non-employee directors is the fair market value of our common stock on the date of grant. Options have a ten-year term, except that options expire six months after a non-employee director ceases service as a director for reasons other than death or retirement, in which case the option terminates after one year.

(2)	Granted immediately following each year’s annual meeting, except that any non-employee director who received an initial grant within three months before or on the date of an annual meeting will not receive an annual grant until immediately following the second annual meeting after the date of the initial grant.
     For 2005, stipends paid to non-employee directors were prorated for the period September 1, 2005 to December 31, 2005 such that the cash compensation was as follows:

Director Stipend	$5,000
Committee Chair Stipend:
Audit Committee	$3,333
Compensation Committee	$2,500
Nominating and Governance Committee	$1,667
Board Meeting Fee	$1,000/meeting
Committee Meeting Fee	$700/meeting
Telephonic Meetings	60% of Regular Meeting Fees
     We also reimbursed our non-employee directors for reasonable expenses incurred in attending meetings of the board and its committees. Directors who are our employees do not receive any additional compensation with respect to their service as directors.

     In addition, in 2005 we granted the following options to Ruediger Naumann-Etienne, Robert W. Berg, Jue-Hsien Chern and Harvey N. Gillis under our 2002 Plan and to Bruce J. Barclay and Jeffrey F. O’Donnell, Sr. under our 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) as follows:

Name	Number of Options
Ruediger Naumann-Etienne	10,000
Bruce J. Barclay	15,000
W. Robert Berg	10,000
Jue-Hsien Chern	10,000
Harvey N. Gillis	10,000
Jeffrey F. O’Donnell, Sr.	15,000
The stock options have an exercise price of $9.05 per share, are fully vested and immediately exercisable and will expire on November 9, 2015 unless terminated earlier pursuant to the terms of the 2002 Plan or the 1997 Plan, as applicable, subject to the terms and conditions of a stock option agreement.
Other Director Compensation
     Raymond W. Cohen, the Chairman of our Board of Directors and the former Chairman and Chief Executive Officer of CSI, received $128,441 in severance benefits in connection with the Merger. In addition, options to purchase 2,550,000 shares of CSI stock became fully vested and exercisable in connection with the Merger and after applying the applicable exchange rate, entitle Mr. Cohen to purchase 255,000 shares of our common stock.
     On November 9, 2005, we entered into an employment agreement with Raymond W. Cohen, effective as of September 1, 2005, pursuant to which we have secured his services as Chairman of our Board of Directors. Mr. Cohen served as a non-executive Chairman during 2005 and has been compensated as a non-employee service provider since January 1, 2006. From September 1, 2005 through December 31, 2005, Mr. Cohen received a salary of $29,125 per month, and beginning January 1, 2006, Mr. Cohen will receive an annual base salary of $150,000, which will be reviewed annually and may be changed at the discretion of the board or the compensation committee of the board. He is entitled to participate in the benefit programs provided with the approval of the board, subject to applicable eligibility requirements. The term of the employment agreement is through the date of the 2006 annual stockholders meeting. The employment agreement terminates automatically upon Mr. Cohen’s death or total disability, as defined in the employment agreement. If we terminate Mr. Cohen without cause, as defined in the employment agreement, Mr. Cohen will be entitled to receive his base salary and continuation of benefits through the termination date and any unpaid salary that has accrued through the date that Mr. Cohen’s services terminate. If we terminate Mr. Cohen’s employment for cause, as defined in the employment agreement, or if Mr. Cohen voluntarily terminates his employment, Mr. Cohen will be entitled to receive any unpaid salary that has accrued through the date that Mr. Cohen’s services terminate.
     On November 9, 2005, we granted to Mr. Cohen an option to purchase 10,000 shares of our common stock under the 2002 Plan. The stock options have an exercise price of $9.05 per share, are fully vested and exercisable and will expire on November 9, 2015 unless terminated earlier pursuant to the terms of the 2002 Plan.
     Pursuant to a letter agreement dated as of November 9, 2005, Ruediger Naumann-Etienne, the Vice Chairman of our Board of Directors, is entitled to receive $75,000 per year for his services as Vice Chairman in addition to the fees paid in 2005 described above and the other compensation paid to our non-employee directors as described.
Executive Compensation
Summary Compensation Table
     The following table sets forth the compensation paid by us for services rendered to us in all capacities during the years ended December 31, 2005, 2004 and 2003, to our Chief Executive Officer and each of our other four most highly compensated executive officers whose total salary and bonus for such year exceeded $100,000. Mr. Hinson, Mr. Matysik and Mr. Lustig served as executive officers of Quinton prior to the Merger, and Mr. Foster and

Mr. Lemvigh served as executive officers of CSI prior to the Merger. The compensation shown for fiscal year 2005 includes compensation for services to us following the consummation of the Merger on September 1, 2005, for the former Quinton executives includes compensation earned with respect to services to Quinton from January 1, 2005 through August 31, 2005, and for former CSI executives includes compensation earned with respect to services to CSI from January 1, 2005 through August 31, 2005. The compensation shown for the former Quinton executives for years prior to our 2005 fiscal year is for Quinton’s fiscal years ended December 31, 2004 and 2003. The compensation shown for the former CSI executives for years prior to our 2005 fiscal year is for CSI’s fiscal years ended December 31, 2004 and 2003. All information related to options granted prior to the consummation of the Merger reflects the number of the shares of Quinton or CSI common stock as adjusted to reflect the Merger.

						Long Term
						Compensation
		Annual Compensation				Awards
					Other Annual	Shares Underlying	All Other
Name & Principal Position	Year	Salary ($)	Bonus ($)		Compensation	Options (#)	Compensation ($)
John R. Hinson	2005	268,173	70,000		(1)	50,000	3,390	(2)
President and CEO	2004	250,000	80,025		(1)	80,000	3,390
	2003	232,692	81,690		(1)	50,000	3,356

Michael K. Matysik	2005	198,985	45,000			25,000	3,445	(3)
Senior Vice President and CFO	2004	183,481	54,539			50,000	3,406
	2003	175,000	49,183			25,000	3,256

Peter Foster(4)	2005	200,000	66,322	(5)	(7)	15,000	2,099	(8)
Vice President, Public Access Defibrillation	2004	65,128	17,090	(6)	(7)	15,000	1,650

Kurt B. Lemvigh	2005	279,665	30,127	(9)	(12)	15,000	15,102	(13)
Vice President, International	2004	240,613	47,685	(10)	(12)	7,500	12,993
	2003	199,734	28,377	(11)	(12)	5,000	10,786

Darryl R. Lustig	2005	172,765	65,212	(14)	(17)	20,000	3,256	(18)
Vice President, Primary Care	2004	166,477	82,937	(15)	(17)	20,000	3,256
	2003	152,184	81,831	(16)	(17)	15,000	1,848

(1)	Mr. Hinson received a car allowance in each of these years.

(2)	Consists of matching contributions of $3,000 made by us to his 401(k) savings and retirement plan account and life insurance premiums of $390 paid by us for term life insurance for his benefit.

(3)	Consists of matching contributions of $3,000 made by us to his 401(k) savings and retirement plan account and life insurance premiums of $445 paid by us for term life insurance for his benefit.

(4)	Mr. Foster was hired by CSI in August 2004.

(5)	Includes $66,322 in sales commission.

(6)	Includes $17,090 in sales commission.

(7)	Mr. Foster received membership fees in a health club in each of these years.

(8)	Consists of matching contributions of $1,859 made by us to his 401(k) savings and retirement plan account and life insurance premiums of $240 paid by us for term life insurance for his benefit.

(9)	Includes $30,127 in sales bonuses.

(10)	Includes $47,685 in sales bonuses.

(11)	Includes $28,377 in sales bonuses.

(12)	We made lease payments on a car used by Mr. Lemvigh in each of these years.

(13)	Consists of contributions of $15,102 made by us to his pension plan.

(14)	Includes $45,212 in sales bonuses.

(15)	Includes $65,069 in sales bonuses.

(16)	Includes $47,294 in sales bonuses.

(17)	Mr. Lustig received a car allowance in each of these years.

(18)	Consists of matching contributions of $,3000 made by us to his 401(k) savings and retirement plan account and life insurance premiums of $256 paid by us for term life insurance for his benefit.

Option Grants In Last Fiscal Year
     The following table sets forth certain information regarding stock options we granted during the fiscal year ended December 31, 2005 to the executive officers named in the summary compensation table:

	Individual Grants
	Number of	% of Total			Potential Realizable Value at
	Securities	Options	Exercise		Assumed Annual Rates of
	Underlying	Granted to	Price Per		Share Price Appreciation for
	Options	Employees in	Share		Option Term (3)
Name	Granted (#)(1)	Fiscal Year(2)	($/Share)	Expiration Date	5% ($)	10% ($)
John R. Hinson	50,000	10.3%	$9.05	11/9/2015	$284,500	$721,000
Michael K. Matysik	25,000	5.2%	$9.05	11/9/2015	$142,250	$360,500
Peter Foster	15,000	3.1%	$9.05	11/9/2015	$85,350	$218,300
Kurt B. Lemvigh	15,000	3.1%	$9.05	11/9/2015	$85,350	$216,300
Darryl R. Lustig	20,000	4.1%	$9.05	11/9/2015	$113,800	$288,400

(1)	The per share exercise price is the fair market value of our common stock on the date of grant. The options set forth above were vested 100% upon grant and are fully exercisable.

(2)	Based on options to purchase a total of 483,336 shares of our common stock granted to employees during fiscal year 2005.

(3)	The potential realizable value calculated based on the term of the option at the time of grant (10 years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent a prediction of our stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table sets forth information as of December 31, 2005 concerning exercisable and unexercisable stock options held by the executive officers named in the summary compensation table.

	Number of Securities
	Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options
	at Fiscal Year-End (#)		at Fiscal Year-End ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John R. Hinson	292,720	44,705	$1,147,064	$14,409
Michael K. Matysik	172,131	26,534	$17,494	$7,205
Peter Foster	40,000	0	$0	$0
Kurt B. Lemvigh	30,000	0	$0	$0
Darryl R. Lustig	39,374	19,218	$10,496	$4,324

(1)	Based on the difference between the fair market value on the December 31, 2005 ($9.05 per share) and the exercise price.
Employment Contracts, Change-in-Control Arrangements and Termination of Employment
     Employment Contracts
     We have employment agreements with each of our named executive officers on the terms and conditions summarized below.
     Mr. Hinson. Pursuant to his employment agreement, Mr. Hinson serves as President and Chief Executive Officer. In 2005, Mr. Hinson received a base salary of $272,500 effective February 28, 2005. Mr. Hinson’s salary will be reviewed annually and may be changed at the discretion of the board or the compensation committee of the board. He is entitled to participate in the executive bonus plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements. Mr. Hinson is also entitled to an annual automobile allowance of $6,000.
     Mr. Matysik. Pursuant to his employment agreement, Mr. Matysik serves as Senior Vice President, Chief Financial Officer and Secretary. In 2005, Mr. Matysik received a base salary of $202,195 effective February 28, 2005. Mr. Matysik’s salary will be reviewed annually and may be changed at the discretion of the Chief Executive Officer. He is entitled to participate in the executive bonus plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements.
     Mr. Lustig. Pursuant to his employment agreement, Mr. Lustig serves as Vice President, Primary Care. In 2005, Mr. Lustig received a base salary of $173,896 effective February 28, 2005. Mr. Lustig’s salary will be reviewed annually and may be changed at the discretion of the Chief Executive Officer. He is entitled to participate in the executive bonus plans and/or commission plans adopted and modified by the board of directors and in other benefit programs provided with the approval of the board, subject to applicable eligibility requirements. Mr. Lustig is also entitled to an annual automobile allowance of $7,200.
     Each of the agreements with Mr. Hinson, Mr. Matysik and Mr. Lustig may be terminated (i) upon the death or total disability (as the term “total disability” is defined in the agreement) of such executed officer or (ii) by us or by such executive officer at any time for any reason. If such executive officer’s employment is terminated due to death or total disability, he will be entitled to receive any base salary due to him through the date of his termination. If such executive officer’s employment is terminated for any reason, other than in connection with or within twenty-four months of a change of control, as described further below, he will be entitled to receive any base salary due to him and vacation time that has accrued through the date of his termination.
     If a change of control occurs during the term of Mr. Hinson’s, Mr. Matysik’s or Mr. Lustig’s employment with us and we terminate such executive officer’s employment without cause (as the term “cause” is defined in each agreement) in connection with the change of control, the successor employer terminates such executive officer’s employment without cause within twenty-four months of the consummation of the change of control, or the named executive officer terminates his employment for good reason (as the term “good reason” is defined in each agreement) in connection with the change of control or within twenty-four months of the consummation of the change of control (each such event a “Change in Control Trigger Event”), such executive officer will be entitled to receive a severance benefit equal to the percentage of his then current annual base salary to be paid out in accordance with regularly scheduled payroll and continuation of health and other benefits substantially equal to those benefits in place on the date of termination for a period of months, as specified below:

	Severance	Continuation of Health
Name	Benefit	and Other Benefits (in months)
John R. Hinson	150%	18
Michael K. Matysik	100%	12
Darryl R. Lustig	50%	6
     In addition, each of Mr. Hinson, Mr. Matysik and Mr. Lustig will also be entitled to payment of any unpaid annual salary and unpaid vacation that has accrued through the date of termination and acceleration of vesting of all of unvested options to purchase shares of our common stock or shares of common stock of the successor employer held by such executive officer as of the date of termination. If we terminate Mr. Hinson’s, Mr. Matysik’s or Mr. Lustig’s employment for cause in connection with the change of control, the successor employer terminates such executive officer’s employment with cause within twenty-four months of the consummation of the change of control, or such executive officer terminates his employment without good reason in connection with the change of control or within twenty-four months of the change of control, he will be entitled to receive any base salary due to him through the date of his termination.
     Mr. Lemvigh. In 2005, Mr. Lemvigh received a base salary of 1,470,000 DKr, or approximately $279,665, and was eligible to participate in the variable compensation plan and to receive other discretionary bonuses. He is entitled to participate in the other benefit programs provided with the approval of the board, subject to applicable eligibility requirements.

     Mr. Foster. In 2005, Mr. Foster received a base salary of $200,000, and was eligible to receive commissions of 0.001% on all worldwide sales to be paid monthly and for an incentive bonus of $20,000 based (“Target Bonus”) on the achievement of performance targets mutually agreed upon by Mr. Foster and our Chief Executive Officer. He was eligible to participate in stock option and other incentive programs available to our employees and the other employee benefit plans generally available to our employees.
     Mr. Foster’s employment may be terminated (ii) by Mr. Foster voluntarily (“Voluntary Termination”), (ii) by us at any time for any reason, (iii) by Mr. Foster’s constructive termination (as “constructive termination” is defined in the agreement), or (iv) upon his death or disability (as the term “disability” is defined in the agreement). In the event of Voluntary Termination, or termination by us for cause (as “cause” is defined in the agreement), Mr. Foster will be entitled to receive payment for any salary and unpaid vacation accrued as of the date of termination. If Mr. Foster’s employment is terminated by us without cause or by constructive termination, Mr. Foster will be entitled to receive his regular monthly salary and health insurance benefits for 3 months following the date of termination, a portion of the Target Bonus based on the portion of target performance achieved for the period in which the termination occurred, and acceleration of any unvested stock options that would have vested during the 3-month period following the date of termination. If Mr. Foster’s employment is terminated by his death or disability, he will be entitled to receive payment for salary and unpaid vacation accrued as of the date of termination and a portion of the Target Bonus based on the portion of target performance achieved for the period in which the termination occurred.
     If a change of control occurs during the term of Mr. Foster’s employment with us and Mr. Foster’s employment is terminated within 60 day of the change of control, Mr. Foster will be entitled to receive his regular monthly salary for 3 months following the date of the change of control, a portion of the Target Bonus based on target achieved for the period in which the change of control occurred, and 100% acceleration of all unvested stock options.
     Termination of Employment
     Effective April 30, 2006, Mr. Foster’s employment was terminated pursuant to a severance agreement. Under the severance agreement, Mr. Foster will receive 5 times his regular base monthly salary to be paid in a lump sum, his regular monthly base salary for 3 months following the termination date, the pro rata portion of bonus, if any, related to the achievement of sales targets, a subsidy for health insurance for 18 months following termination or until acceptance of new employment, and acceleration of vesting for stock options or restricted stock awards held by Mr. Foster that would have vested within 3 months of the termination date. In addition, Mr. Foster will receive up to $35,000 in moving expenses. Mr. Foster may revoke the severance agreement prior to May 4, 2006.
     Change-in-Control Arrangements
     Pursuant to both the 1998 Equity Incentive Plan (the “1998 Plan”) and the 2002 Plan, in the event of certain corporate transactions, such as the sale of all or substantially all of our securities or assets or a merger, the 1998 Plan and the 2002 Plan each provide that each outstanding award will be assumed or substituted with a comparable award by the surviving corporation or acquiring corporation. If the surviving corporation or acquiring corporation does not assume or substitute awards, outstanding awards will become 100% vested and exercisable immediately before the corporate transaction. To the extent that options accelerate due to a corporate transaction, the restrictions on stock awards also will lapse. In the event of our dissolution or liquidation, such awards terminate if not exercised prior to such event.
     Pursuant to the 2002 Employee Stock Purchase Plan (the “ESPP”), in the event of certain corporate transactions, such as a merger, consolidation or sale of all or substantially all of our assets, each outstanding right to purchase shares under the ESPP will be assumed or an equivalent right substituted by the acquiring or surviving corporation. If such corporation refuses to assume or substitute for the right, the offering period during which a participant may purchase stock will be shortened to a specified date before the proposed transaction. Similarly, in the event of our proposed liquidation or dissolution, the offering period during which a participant may purchase stock will be shortened to a specified date before the date of the proposed liquidation or dissolution.

     Pursuant to the 1997 Stock Issuance/Stock Option Plan (the “1997 Plan”), in the event of certain corporate transactions, such as the sale of substantially all of our securities or assets or a merger, the shares subject to each option outstanding under the 1997 Plan at the time of such corporate transaction shall automatically become 100% vested and exercisable immediately prior to the effective date of the corporate transaction. In addition, all outstanding repurchase rights under the stock issuance program under the 1997 Plan shall also terminate automatically, and the shares subject to those terminated rights shall immediately vest in full, in the event of any corporate transaction. The plan administrator under the 1997 Plan also has the discretion, exercisable either at the time the option is granted or at any time while the option remains outstanding, to provide for the automatic acceleration (in whole or in part) of one or more outstanding options (and the immediate termination of our repurchase rights with respect to the shares).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 1, 2006, by:
•	each person known to the board of directors to own beneficially 5% or more of our common stock;

•	each of our current directors;

•	each of the executive officers named in the summary compensation table; and

•	all of our current directors and executive officers as a group.
Percent of Shares Beneficially Owned

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned (1)	Outstanding Shares
Entities affiliated with Perseus L.L.C. (2)	3,151,773	14.0%
2099 Pennsylvania Avenue, Suite 900 Washington, D.C. 20006-7813
J. Carlo Cannell (3)	1,729,224	7.7%
150 California Street, 5th Floor San Francisco, CA 94111
Goldman Sachs Asset Management, L.P. (4)	1,270,824	5.7%
32 Old Slip New York, NY 10005
Wells Fargo & Company (5)	1,204,605	5.4%
420 Montgomery Street San Francisco, CA 94104
Raymond W. Cohen (6)	277,825	1.2%
Ruediger Naumann-Etienne (7)	477,045	2.1%
John R. Hinson (8)	479,692	2.1%
Michael K. Matysik (9)	199,893	*
Peter Foster (10)	32,436	*
Kurt Lemvigh (11)	40,000	*
Darryl R. Lustig (12)	48,401	*
Bruce J. Barclay (13)	27,500	*
Harvey N. Gillis (14)	33,154	*
W. Robert Berg (15)	34,698	*
Jue-Hsien Chern (16)	28,936	*
Ray E. Newton, III (17)	—	*
Jeffrey F. O’Donnell, Sr. (18)	27,500	*
All directors and executive officers (17 persons) (19)	2,136,170	8.9%

*	Less than one percent.

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options currently exercisable or exercisable within 60 days after April 1, 2006 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of April 1, 2006, we had 22,475,369 shares of common stock outstanding. Except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the number of shares listed opposite the shareholder’s name. Unless otherwise indicated, the address of each of the individuals and entities named below is: c/o Cardiac Science Corporation, 3303 Monte Villa Parkway, Bothell, Washington 98021.

(2)	Consists of 96,888 shares issuable upon exercise of outstanding warrants and 3,054,885 shares owned by Perseus Acquisition/Recapitalization Fund, LLC, Perseus Market Opportunity Fund, LP and Cardiac Science Co-Investment, LP. Frank H. Pearl, an executive officer of Perseus, LLC, may be deemed a beneficial owner of the shares.

Ray E. Newton, III, is a member of our board of directors and a Managing Director of Perseus, LLC. Perseus Acquisition/Recapitalization Management, LLC is a Managing Member of Perseus Acquisition/Recapitalization Fund, LLC. Perseuspur, LLC is a Managing Member of Perseus Acquisition/Recapitalization Management, L.L.C. By reason of such relationships, each of (i) Perseus Acquisition/ Recapitalization Management, LLC and (ii) Perseuspur, LLC may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Acquisition/Recapitalization Fund, LLC. Mr. Frank H. Pearl may also be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Acquisition/Recapitalization Fund, LLC.

Perseus Market Opportunity Partners, L.P. is a General Partner of Perseus Market Opportunity Fund, L.P. Perseus Market Opportunity Partners GP, L.L.C. is a General Partner of Perseus Market Opportunity Partners, L.P. Perseus, LLC is a Managing Member of Perseus Market Opportunity Partners, G.P., L.L.C. Perseuspur, LLC is a Managing Member of Perseus, LLC. By reason of such relationships, each of (i) Perseus Market Opportunity Partners, L.P., (ii) Perseus Market Opportunity Partners GP, L.L.C., (iii) Perseus, LLC and (iv) Perseuspur, LLC may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Market Opportunity Fund, L.P. Mr. Frank H. Pearl, a Managing Director of Perseus, LLC, may also be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Perseus Market Opportunity Fund, L.P.

Perseus Acquisition/Recapitalization Management, L.L.C. is a General Partner of Cardiac Science Co-Investment, L.P. Perseuspur, LLC is a Managing Member of Perseus Acquisition/Recapitalization Management L.L.C. By reason of such relationships, each of (i) Perseus Acquisition/Recapitalization Management, L.L.C. and (ii) Perseuspur, LLC may be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Cardiac Science Co-Investment, L.P. Mr. Frank H. Pearl may also be deemed to have the power to direct the voting and disposition of the shares beneficially owned by Cardiac Science Co-Investment, L.P.

(3)	Beneficial ownership of shares as reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 15, 2006. According to such filing, J. Carlo Cannell has sole voting power and sole dispositive power with respect to all shares. Mr. Cannell is the controlling member of Cannell Capital, LLC, an investment adviser.

(4)	Beneficial ownership of shares as reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2006. According to such filing, Goldman Sachs Asset Management, L.P. has sole voting power with respect to 1,083,337 shares and sole dispositive power with respect to all shares.

(5)	Beneficial ownership of shares as reported on Schedule 13G/A filed with the Securities and Exchange Commission on March 6, 2006. The Schedule 13G/A reports each of Wells Fargo & Company owns 1,204,605 shares and Wells Capital Management Incorporated owns 1,180,095 shares. The Schedule 13G/ A also reports that Wells Fargo & Company is a parent holding company and that Wells Capital Management Incorporated is a registered investment advisor. As reported in the Schedule 13G/A, each of Wells Fargo & Company has sole voting power with respect to 1,092,865 shares and sole dispositive power with respect to all shares, and Wells Capital Management Incorporated has sole voting power with respect to 1,092,865 shares and sole dispositive power with respect to 1,180,095 shares.

(6)	Includes 265,000 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(7)	Includes 381,297 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(8)	Includes 303,172 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(9)	Includes 178,161 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(10)	Includes 30,000 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(11)	Consists of 40,000 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(12)	Includes 43,393 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(13)	Consists of 27,500 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2005.

(14)	Includes 29,295 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(15)	Includes 29,295 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(16)	Includes 25,436 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(17)	See Note 2.

(18)	Consists of 27,500 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.

(19)	Includes 1,524,564 shares issuable upon exercise of options which are currently exercisable or exercisable within 60 days after April 1, 2006.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of outstanding stock options and other rights granted to employees, consultants or directors under our currently existing equity compensation plans.

			Number of securities
			remaining available for
	Number of securities		future issuance under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected
Plan category	warrants and rights	warrants and rights(1)	in the first column)
Equity compensation plans approved by security holders	1,941,381	$7.46	488,739	(2)(3)(4)
Equity compensation plans not approved by security holders	1,398,242	$23.79	56,340	(5)
Total	3,339,623	$14.51	545,079

(1)	Weighted average exercise price is calculated for outstanding stock options and does not include any value with respect to outstanding restricted stock units.

(2)	Includes 484,673 shares remaining available for purchase under the 2002 ESPP. The 2002 ESPP includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1)175,240 shares, (2) an amount equal to 2 percent of the outstanding shares of the common stock as of the end of the immediately preceding fiscal year on a fully diluted basis, and (3) a lesser amount determined by our board of directors. Excludes 175,240 additional shares of common stock that became available for purchase under the 2002 ESPP on January 1, 2006 pursuant to the evergreen formula.

(3)	Includes 4,066 shares remaining available for issuance under the 2002 Plan. The 2002 Plan includes an evergreen formula pursuant to which the number of shares authorized for grant will be increased annually by the least of (1) 526,621 shares, (2) an amount equal to 3 percent of the number of shares of common stock outstanding on a fully diluted basis as of the end of our immediately preceding fiscal year, and (3) a lesser amount determined by our board of directors. Excludes 526,621 additional shares of common stock that became available for issuance under the 2002 Plan on January 1, 2006 pursuant to the evergreen formula. Also excludes shares that will become issuable under the 2002 Plan if and when they cease to be subject to outstanding awards (other than by reason of exercise or settlement of the awards) under our 1998 Plan (which was suspended on the effective date of our initial public offering). Shares available for issuance under the 2002 Plan may be issued pursuant to stock options, stock awards or stock units.

(4)	Our stock option grant program for nonemployee directors is administered under the 2002 Plan and provides for the following automatic grants of stock to each of our nonemployee directors: (1) an initial grant to purchase 7,500 shares of our common stock as of the date of the director’s initial election or appointment to the board and (2) an annual grant to purchase 7,500 shares of our common stock immediately following each year’s annual shareholders meeting, except that any nonemployee director who received an initial grant within three months before an annual meeting of shareholders will not receive an annual grant until immediately following the second annual meeting after the date of the initial grant.

One-twelfth of the options granted to non-employee directors will vest and become fully exercisable monthly over one year. However, if a non-employee director resigns or retires from the board before all options granted to the director have fully vested, any unvested options will accelerate and become fully vested immediately prior to the termination of the director’s services. The exercise price for all options granted to non-employee directors is the fair market value of our common stock on the date of grant. Options have a ten-year term, except that options expire six months after a non-employee director ceases service as a director for reasons other than death or retirement, in which case the option terminates after one year.

(5)	Consists of 56,340 shares remaining available for issuance under the 1997 Plan, which can be used for awards to individuals who previously provided services to CSI before the Merger or who we have hired following the Merger. Shares available for issuance under the 1997 Plan may be issued pursuant to stock options, stock awards or stock units.
Description of Equity Compensation Not Approved By Shareholders
     Equity Compensation Awards Granted Outside of the 2002 Plan
     During 2004 the board of directors of Quinton granted one nonqualified stock option outside of the 2002 Plan but governed by the terms and conditions of the 2002 Plan as an inducement award for a newly hired employee. Allan Criss, our Vice President, Acute Care, was granted a nonqualified stock option on March 10, 2004 to purchase 19,295 shares of our common stock at an exercise price of $12.20 per share.
     During 2003 the board of directors of Quinton granted two nonqualified stock options outside of the 2002 Plan but governed by the terms and conditions of the 2002 Plan as inducement awards for newly hired employees. Atul Jhalani, our Vice President, Marketing, was granted a nonqualified stock option on October 22, 2003 to purchase 57,889 shares of our common stock at an exercise price of $10.42 per share. Feroze Motafram, our Vice President, Operations, was granted a nonqualified stock option on July 23, 2003 to purchase 46,310 shares of our common stock at an exercise price of $10.78 per share.
     Administration. These options may be administered by our board of directors or any committee appointed by the board to administer the 2002 Plan (the “plan administrator”). The plan administrator’s decisions, determinations and interpretations are binding on the holders of these options.
     Vesting and Exercise. The exercise price for shares purchased under these options must be paid in a form acceptable to the plan administrator, which forms may include cash, a check, shares of already owned common stock, a broker-assisted cashless exercise or such other consideration as the plan administrator may permit. Each of these options will vest and become exercisable by the holder based on a vesting schedule as follows: 25% after the first year and 1/36th of the remaining shares subject to the option each month thereafter. Unless the plan administrator determines otherwise, options vested as of the date of termination of each optionee’s employment or service relationship with the Company by reason of death or disability generally will be exercisable for one year after the date of termination unless the option term expires as of an earlier date. In the event of termination for a reason other than death or disability, these options will be exercisable for a period of time determined by the plan administrator, generally three months after the date of termination, and in no event may these options be exercisable after the expiration of their respective terms. A transfer of employment or service relationship between us, our subsidiaries and any parent of the Company will not be deemed a termination for purposes of these options.
     Transferability. Unless otherwise determined by the plan administrator, these options may not be transferred or assigned except by will or the laws of descent and distribution, and may not be exercised by anyone other than the holder during the holder’s lifetime.
     Adjustment of Shares. In the event of stock splits, stock dividends, reclassification or similar changes in our capital structure, the board of directors, in its sole discretion, will make equitable adjustments in (a) the number of shares covered by each of these options and (b) the purchase price of the common stock underlying each option.
     Company Transaction. In the event of merger or consolidation of the Company with or into any other company or a sale, lease, exchange or other transfer of all or substantially all our then outstanding securities or all or substantially all our assets, these options will be assumed or substituted for successor company. If the successor company refuses to assume or substitute for these options, these options will become immediately vested and exercisable immediately prior to the effective date of the transaction and will then be terminated.

     Termination and Amendment. The board of directors may at any time amend these options. No amendment of these options may impair the rights of the holder of the amended option without that holder’s written consent. These options will expire on the tenth anniversary of the grant date, unless earlier terminated by their terms.
     1997 Stock Option/Stock Issuance Plan and Equity Compensation Awards Granted Outside of the 1997 Plan
     In connection with the Merger, we assumed the 1997 Plan and certain outstanding options that were granted by CSI outside of the 1997 Plan, but subject to the terms and conditions of the 1997 Plan.
     Number of Shares. A total of 1,234,513 shares are reserved for issuance under the 1997 Plan, 56,340 of which are available for issuance and 1,178,173 of which are subject to outstanding options, but may become available for issuance to the extent such options expire or otherwise terminate without the issuance of shares. A total of 96,575 shares are subject to options that have been granted outside of the 1997 Plan.
     Administration. The 1997 Plan provides that the Board of Directors (or committee), shall administer the 1997 Plan. Subject to the terms of the 1997 Plan, the Board of Directors (or committee) has authority to determine and designate those employees, including officers, and directors, consultants and advisors, who are to be granted options or shares and the number of shares underlying such options. Subject to the express provisions of the 1997 Plan, the Board of Directors (or committee) also has the authority to interpret the 1997 Plan and to prescribe, amend and rescind the rules and regulations relating thereto.
     Types of Awards. The 1997 Plan authorizes the granting of incentive stock options to employees of us or any of our subsidiaries, including officers, and non-statutory stock options to employees, including officers, and directors, as well as to certain consultants and advisors. The 1997 Plan also authorizes direct issuance of stock to eligible participants in the 1997 Plan at a price per share of not less than 85% of the fair market value on the date of issuance, payable in cash, by check, or, if permitted under the terms of the grant, by promissory note. The consideration for such shares may also be past services rendered to us. Such stock issuances may vest immediately or in one or more installments as determined by the Board of Directors. The holder of such stock, however, shall have full stockholder rights with respect to said stock, whether or not vested.
     Adjustment of Shares. The maximum amount of shares issuable upon the exercise of options or direct issuance and the number of shares and exercise price per share in effect under each outstanding option are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges or other capital adjustments.
     Exercise Prices. The option price for the common stock underlying the options is determined by the Board of Directors or a committee designated by the Board and consisting of two or more members, but in no event shall it be, with respect to incentive stock options, less than 100% of the fair market value of the common stock on the date it is granted (110% in the case of optionees who own more than 10% of the voting power of all classes of stock). The exercise price for non-statutory options may be less than 100% of the fair market value of the common stock on the date the option is granted. The Code limits to $100,000 the fair market value (determined at the time the option is granted) of the common stock with respect to which incentive options are first exercisable by any individual employee during any calendar year.
     Term of Options. No option granted under the 1997 Plan may be exercised after the expiration of the option, which may not, in any case, exceed ten years from the date of grant (five years in the case of incentive options granted to persons who own more than 10% of the voting power of all classes of stock). Options granted under the 1997 Plan are exercisable on such basis as determined by the Board of Directors.
     Company Transaction. In the event of a liquidation or dissolution of us or a merger or consolidation of us resulting in a transfer of more than 50% of the voting power of our securities, any unexercised options granted under the 1997 Plan shall, immediately prior to such transaction, become fully exercisable. If not exercised prior to such transaction, all options shall be deemed cancelled unless the surviving corporation in any such merger or consolidation elects to assume the options under the 1997 Plan. All shares of stock issued pursuant to the 1997 Plan shall also be immediately vested in the event of such a transaction.

     Option Exercise. The exercise of an option is contingent upon receipt by us of a written notice of exercise from the holder thereof, and payment to us, either in cash, a check to our order, or, in certain circumstances, shares of common stock, of the purchase price for the shares of common stock. Options granted under the 1997 Plan may not be transferred by the participant other than by will or the laws of descent and distribution and may be exercised during the holder’s lifetime only by such holder.
     Termination of Service. If an employee or director by reason of a termination of such relationship other than disability or misconduct ceases to be an employee or director prior to his exercise of the option, the option granted to such employee or other person shall automatically terminate, lapse and expire 90 days from the date of termination. If an employee or director ceases to be an employee or a director of us by reason of disability, such holder may exercise any option he holds at any time within twelve months from the date of termination for such cause, but only to the extent the holder had the right to exercise such option at the date of such termination. If an employee or director dies while holding an outstanding option, his option rights may be exercised by the person or persons to whom such rights under the option are transferred by will or the laws of descent and distribution within twelve months from the date of death.
     Termination and Amendment. Unless previously terminated in certain circumstances, the 1997 Plan will terminate in December 2007. The Board of Directors may terminate or suspend the 1997 Plan or make such modifications or amendments thereto as it shall deem advisable; provided, however, that no amendment, termination or modification shall adversely affect the rights of a holder of an option previously granted thereunder and no amendment that would materially increase the number of shares that may be issued under the 1997 Plan, materially modify the requirements of eligibility for participation in the 1997 Plan, or otherwise materially increase the benefits necessary to participants under the 1997 Plan, shall be made without the approval of shareholders of us.
     U.S. Federal Income Tax Consequences
     The following provides only a general summary of the U.S. federal income tax laws that apply to stock options granted outside of the 2002 Plan and stock options and stock awards granted under and outside of the 1997 Plan. The summary is based on the Code, applicable Treasury regulations under the Code, rulings and other guidance issued by the Internal Revenue Service and judicial decisions now in effect, all of which are subject to change, possibly with retroactive effect. This summary is not intended to address all aspects of U.S. federal income taxation that may be relevant to holders of stock options granted outside of the 2002 Plan or stock options or stock awards granted under or outside of the 1997 Plan, such as aspects of U.S. federal income taxation that may be relevant to holders subject to special treatment under U.S. federal tax laws or who are residents of, or are employed in, a country other than the United States. Furthermore, this summary does not address any tax consequences under the laws of any foreign, state or local jurisdiction, nor does it provide a detailed discussion of the alternative minimum tax.
     Stock Options. In general, an option holder will not recognize income upon the grant of stock options.
     Exercise of NSOs. Upon the exercise of a NSO, an option holder will recognize compensation taxable as ordinary income equal to the difference between the fair market value of the shares on the date of exercise and the option exercise price. When an option holder sells or otherwise disposes of the shares that an option holder received upon exercise of a NSO, an option holder generally will recognize short-term or long-term capital gain or loss, as the case may be, equal to the difference between the amount that an option holder received from the transaction and the tax basis of the shares disposed of. If an option holder pays the option exercise price entirely in cash, the tax basis of the shares that an option holder receives upon exercise generally will equal the fair market value of those shares on the exercise date (but not less than the option exercise price), and the holding period for those shares will begin on the day after the exercise date. If an option holder uses already owned shares to pay the option exercise price, in whole or in part, in general, (i) an option holder will not recognize income upon the exchange of the already owned shares for those shares of stock acquired upon exercise that are equivalent to the already owned shares, (ii) an option holder will recognize compensation taxable as ordinary income equal to the fair market value of the shares acquired upon exercise that exceed the already owned shares used to pay the exercise price, less cash (if any) used to pay the exercise price, (iii) an option holder may carry over the holder’s tax basis and holding period for the already owned shares to the shares received upon exercise that are equivalent to those already owned shares, and (iv) the tax basis of any additional shares an option holder receives upon exercise will be the fair market value of those shares on the exercise date (plus, the amount of cash, if any, used to pay the exercise price), and the holding period for the additional shares will begin on the day after the exercise date.
     The same NSO tax consequences described above also apply to an ISO that an option holder exercises more than three months after the holder’s termination of employment as an employee (or more than 12 months after termination in the case of disability).
     Exercise of ISOs. If an option holder exercises an ISO during employment as an employee or within three months after the holder’s employment as an employee ends (12 months in the case of disability), an option holder will recognize no income at the time of exercise for regular U.S. federal income tax purposes (although an option holder generally will recognize income for alternative minimum income tax purposes at that time as if the option were a NSO). If an option holder sells or exchanges the shares that an option holder receive upon exercise of an ISO after the later of (i) one year from the date that an option holder exercised the ISO and (ii) two years from the grant date of the option, an option holder generally will recognize long-term capital gain or loss equal to the difference between the amount an option holder received in the sale or exchange and the option exercise price. If an option holder disposes of the shares that an option holder received upon exercise of an ISO, including by gift, before the holding period requirements discussed above are satisfied (a “Disqualifying Disposition”), an option holder generally will recognize compensation taxable as ordinary income in the year of the Disqualifying Disposition equal to the excess of the fair market value of the shares received upon exercise of the ISO over the option exercise price (or generally, if less, the excess of the amount received in the sale or exchange of the shares over the option exercise price), and will recognize capital gain or loss equal to the difference between (i) the amount an option holder received in the sale or exchange, and (ii) the option exercise price, increased by the amount of compensation income, if any, that an option holder recognized.
     If an option holder exercises an ISO through delivery of already owned shares of common stock, except as discussed in the next paragraph, (i) an option holder generally will recognize no income upon the stock-for-stock exercise, (ii) to the extent that an option holder acquires shares upon exercise that are equivalent to the already owned shares, the holder’s basis in those shares will equal the tax basis in the already owned shares, and the holder’s tax basis in any additional shares acquired upon exercise will equal the amount of cash, if any, paid upon exercise, (iii) except for purposes of applying the ISO holding period requirements described above, to the extent that an option holder acquires shares upon exercise that are equivalent to the already owned shares, the holder’s holding period in those shares will include the holder’s holding period in the already owned shares, and the holder’s holding period for any additional shares acquired upon exercise will begin on the day after the exercise date, and (iv) a Disqualifying Disposition of the shares received upon exercise will be treated first as a Disqualifying Disposition of the shares with the lowest basis. If an option holder exercises an ISO by tendering already owned shares for which the ISO holding period requirements described above are not met (which would, for example, include shares of common stock acquired upon exercise of an ISO that are immediately sold by a broker to obtain the proceeds necessary to pay the exercise price and any applicable withholding tax obligations), in general, (i) the transaction will be treated as a Disqualifying Disposition of those shares, with the result that an option holder will recognize compensation taxable as ordinary income, as discussed above, and any additional appreciation in the value of the stock that is not taxed as compensation under the rules for a Disqualifying Disposition will not be recognized upon exercise, and (ii) to the extent that an option holder acquires shares upon exercise that are equivalent to the already owned shares, the holder’s basis in those shares will equal the basis in the already owned shares, increased by any compensation income that an option holder recognizes by reason of the Disqualifying Disposition, and the holder’s basis in any additional shares acquired upon exercise will equal the amount of cash, if any, used to pay the exercise price. The holding period considerations and consequences of a Disqualifying Disposition of the shares acquired upon exercise of the ISO are similar to those discussed in the immediately preceding paragraph.
     Unrestricted Stock Awards. Upon the receipt of shares under stock awards that are not subject to restrictions, other than restrictions on transfer, the holder generally will recognize compensation taxable as ordinary income at the time of receipt equal to the difference between the fair market value of the shares on the date of receipt and the amount, if any, paid for the shares. When the holder subsequently sells or otherwise disposes of the shares that the holder received, the holder generally will recognize capital gain or loss, as the case may be, equal to the difference between the amount that the holder received for the shares and the tax basis of the shares disposed of. The holder’s holding period for the shares will begin on the date that the holder receives shares under the stock award, and the tax basis in the shares generally will equal the fair market value of the shares on that date.
     Restricted Stock Awards With No Election Made under Section 83(b) of the Code. Upon receipt of a restricted stock award, the holder generally will recognize compensation taxable as ordinary income when the shares cease to be subject to restrictions in an amount equal to the excess of the fair market value of the shares at such time over the amount, if any, paid for the shares. When the holder subsequently sells or otherwise disposes of the shares, the holder generally will recognize capital gain or loss, as the case may be, equal to the difference between the amount that the holder receive for the shares in the transaction and the tax basis of the shares disposed of. The tax basis of the shares generally will be equal to the fair market value of the shares on the date that the restrictions first lapse, and the holding period for those shares will also begin on that date. If the holder sells or otherwise disposes of restricted shares before the restrictions on the shares first lapse, the holder generally will recognize compensation taxable as ordinary income equal to the difference between the amount of consideration the holder that receive for the restricted shares in the transaction and the amount, if any, that the holder paid for the restricted shares. If the holder forfeits the shares to us (for example, upon termination of the holder’s employment before expiration of the restriction period), the holder generally will recognize ordinary gain or loss upon the forfeiture equal to the difference between the amount that the holder paid for the shares, if any, and the amount received as a result of the forfeiture. Unless a valid and timely election under Section 83(b) of the Code has been made (discussed below), any dividends paid with respect to unvested restricted shares generally will be treated as compensation taxable as ordinary income at the time the dividends are received.
     Restricted Stock Awards With an Election Made under Section 83(b) of the Code. Within 30 days after the holder receives a restricted stock award, the holder generally may make an election under Section 83(b) of the Code to recognize compensation taxable as ordinary income at the time the holder receives the restricted stock award in an amount equal to the excess of the fair market value of the restricted shares at the time of receipt over the amount, if any, paid for the shares. If an election under Section 83(b) is made in a timely and proper manner, when the restrictions on the shares lapse, the holder will not recognize any additional compensation income. When the holder sells or exchanges the shares, the holder will recognize short-term or long-term capital gain or loss, as the case may be, equal to the difference between the amount of consideration that the holder received from the transaction and the tax basis of the shares disposed of. The tax basis of the shares generally will equal the fair market value of the shares on the date that the holder received the stock award, and the holder’s holding period for the shares will begin on that date. If the holder forfeit the shares to us (for example, upon termination of the holder’s employment before expiration of the restriction period), the holder may not claim a deduction for the amount of compensation income recognized as a result of making the Section 83(b) election.
     Other General Tax Considerations. The foregoing summary applies only to option holders and awardees that hold shares of common stock received upon exercise of stock options or pursuant to a stock award, as the case may be, as a capital asset. Capital gain or loss generally will be long-term capital gain or loss if the stock is held during a holding period of more than 12 months. Under current law, net long-term capital gain generally is eligible for preferential tax rates, and the deductibility of capital losses is subject to significant limitations. Compensation recognized by an employee that is taxable as ordinary income is subject to applicable social security and Medicare taxes (FICA taxes) and federal income tax withholding and must be treated as wage compensation reportable on Internal Revenue Service Form W-2. With respect to stock options granted outside of the 2002 Plan and stock options and stock awards granted under or outside of the 1997 Plan, we generally will be allowed to claim a business expense deduction at the same time and in the same amount as the holder recognizes compensation taxable as ordinary income.
Item 13. Certain Relationships and Related Transactions.
     The information provided in Item 11 under the headings “Director Compensation” and “Employment Contracts, Change-in-Control Arrangements and Termination of Employment” is hereby incorporated by reference into this Item 13.
     Concurrent with the closing of the Merger, and pursuant to the Senior Note and Warrant Conversion Agreement (the “Conversion Agreement”) by and among us, CSI and certain affiliates of Perseus, LLC (“Perseus”) dated

February 28, 2005, Perseus exchanged senior notes having an aggregate principal amount and accrued interest of approximately $61 million, as well as warrants to purchase approximately 13.4 million shares of CSI common stock, for a combination of $20 million in cash and 2,843,915 shares of our common stock. We filed a registration statement on Form S-3 covering the resale of the securities issued pursuant to the Conversion Agreement on December 7, 2005. Ray E. Newton, III, one of our directors, is managing director of Perseus, which through its affiliated funds beneficially owns approximately 14% of our outstanding common stock.
Item 14. Principal Accountant Fees and Services.
     The following table shows the aggregate fees billed by KPMG LLP to Quinton from January 1, 2005 through August 31, 2005 and to us from September 1, 2005 through December 31, 2005:

	2005
Audit fees	$1,270,690	(1)
Audit-related fees	27,113	(2)
Tax fees	4,500	(3)
All other fees	17,000	(4)

(1)	Includes professional services rendered for the audit of Quinton’s and the Company’s financial statements including those related to the Merger, the reviews of the financial statements included in Quinton’s and the Company’s quarterly report on Form 10-Q filings, services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements and services that generally only the independent auditor can reasonably provide.

(2)	Includes fees associated with the audits of pension and other employee benefit plans.

(3)	Includes fees associated primarily with the review of the Company’s and Quinton’s tax returns.

(4)	Includes fees associated with the audit of our Shanghai joint venture.
     The audit committee has considered and believes the provision of non-audit services is compatible with maintaining the principal accountant’s independence.
     Pursuant to the written charter of the audit committee of our board of directors, the audit committee is responsible for pre-approving all audit services, review and attest engagements and permitted non-audit services to be provided by our independent registered public accounting firm and the fees for such services. The charter allows the audit committee to delegate pre-approval authority to one or more audit committee members and requires any such member or members to present any decision made pursuant to delegated authority at the next audit committee meeting. The audit committee may establish additional or other procedures for the approval of audit and non-audit services that our independent registered public accounting firm performs. In pre-approving services provided by the independent registered public accounting firm, the audit committee considers whether such services are consistent with applicable rules regarding auditor independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (3) Index to Exhibits:
          The Exhibit Index is included on pages 24 to 28.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiac Science Corporation
By:	/s/ Michael K. Matysik
Michael K. Matysik
Chief Financial Officer

Date: April 28, 2006

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation (1)

2.2	Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc. (3)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (21)

4.1	Specimen Stock Certificate (2)

4.2	Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager (17)

4.3	Amended and Restated Registration Rights Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager (17)

4.4	Form of Warrant (17)

4.5	Form of Warrant issued to Perseus Acquisition /Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P. and Cardiac Science Co-Investment, L.P. (22)

10.1	Senior Note and Warrant Conversion Agreement dated as of February 28, 2005 among CSQ Holding Company, Cardiac Science, Inc. and the purchasers listed on the signature pages thereto (1)

10.2 *	Employment Agreement between Quinton Cardiology Systems, Inc. and John R. Hinson dated as of February 6, 2004 (10)

10.3	Assumption and Amendment Agreement dated as of September 28, 2005 among Silicon Valley Bank, Cardiac Science Corporation, Quinton Cardiology, Inc. and Cardiac Science Operating Company (19)

10.4	Lease Termination Agreement effective as of September 14, 2005 between Cardiac Science, Inc. and Terrace Tower Orange County, LLC (20)

10.5*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan (4)

10.6*	Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (4)

10.7*	Quinton Cardiology Systems, Inc. 2002 Employee Stock Purchase Plan (4)

10.8*	Quinton Cardiology Systems, Inc. Stock Option Grant Program for Nonemployee Directors (5)

10.9*	Quinton Cardiology Systems, Inc. 2004 Management Incentive Plan (13)

10.10	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000 (4)

10.11	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000 (4)

10.12	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001 (6)

10.13	Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001 (4)

10.14	Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

Exhibit
Number	Description
10.15	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.16	Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002 (7)

10.17	Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.18	Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.19	Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.20	Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.21	Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.22	Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998 (7)

10.23	Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003 (8)

10.24*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.) (9)

10.25*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003 (9)

10.26*	Employment Agreement between Quinton Cardiology Systems, Inc. and Michael K. Matysik dated as of February 6, 2004 (10)

10.27*	Employment Agreement between Quinton Cardiology Systems, Inc. and Darryl Lustig dated as of February 6, 2004 (10)

10.28*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004 (10)

10.29	Employment Agreement between Quinton Cardiology Systems, Inc. and Allan Criss dated as of March 1, 2004 (11)

10.30	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004 (12)

10.31*	Employment Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani dated as of February 6, 2004 (13)

10.32*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (13)

10.33*	Quinton Cardiology Systems, Inc. Senior Executives — Base Compensation Adjustments — 2005 dated as of February 28, 2005 (13)

Exhibit
Number	Description
10.34*	Summary of Non-Employee Director Compensation (13)

10.35*	Quinton Cardiology Systems, Inc. 2004 Sales Bonus Plan for Darryl Lustig, as amended on March 14, 2005 (13)

10.36*	Quinton Cardiology Systems, Inc. 2004 Sales Bonus Plan for Allan Criss, as amended on March 14, 2005 (13)

10.37*	Quinton Cardiology Systems, Inc. 2005 Sales Incentive Plan for Darryl Lustig (13)

10.38*	Quinton Cardiology Systems, Inc. 2005 Sales Incentive Plan for Allan Criss (13)

10.39*	Employment Agreement between Quinton Cardiology Systems, Inc. and Brian Lee dated as of February 6, 2004 (13)

10.40*	Employment Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of February 6, 2004 (13)

10.41*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003 (13)

10.42*	Employment Agreement between Quinton Cardiology Systems, Inc. and David Hadley dated as of February 6, 2004 (13)

10.43*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended (14)

10.44*	Employment Agreement between Cardiac Science, Inc. and Raymond Cohen, dated December 31, 2002 (16)

10.45*	Employment Agreement between Cardiac Science, Inc. and Kurt Lemvigh, dated December 1, 2001 (16)

10.46	Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.47++	Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.48++	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.49*	Employment Agreement between Cardiac Science, Inc. and Peter Foster, dated August 30, 2004 (22)

10.50*	Employment Agreement effective September 1, 2005 between Cardiac Science Corporation and Raymond W. Cohen (21)

10.51*	Letter Agreement dated as of November 9, 2005 between Cardiac Science Corporation and Ruediger Naumann-Etienne (21)

10.52*	Form of Indemnification Agreement (21)

10.53*	Summary of Non-Employee Director Compensation (21)

10.54*	Cardiac Science Corporation 2006 Management Incentive Plan (23)

10.55*	Quinton Cardiology Systems, Inc. 2005 Management Incentive Plan (13)

21.1+	Subsidiaries

Exhibit
Number	Description
23.1+	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

+	Previously filed with the Annual Report on Form 10-K filed on March 16, 2006. ++ Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on March 26, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(9)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(10)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(11)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(12)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

(13)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(14)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(15)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on March 27, 2001.

(16)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-19567).

(17)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(18)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 30, 2005.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on October 3, 2005.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed November 15, 2005.

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-51512).

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed February 27, 2006.