Form 10-Q
period 2006-03-31
Cardiac Science CORP
filed 2006-05-10
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-49755
Cardiac Science Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3300396 (IRS Employer Identification No.)
3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-2000
(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐                     Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of May 2, 2006 was 22,475,369.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
(In thousands)	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,546	$6,169
Accounts receivable, net of allowance for doubtful accounts of $3,455 and $3,296 respectively	25,738	25,899
Inventories	22,052	20,004
Deferred income taxes	12,115	12,115
Prepaid expenses and other current assets	2,511	1,988

Total current assets	65,962	66,175
Other assets	100	100
Machinery and equipment, net of accumulated depreciation and amortization of $7,565 and $8,235 respectively	7,631	7,262
Deferred income taxes	27,849	27,790
Intangible assets, net	35,338	34,470
Investment in unconsolidated entities	462	454
Goodwill	111,215	110,888

Total assets	$248,557	$247,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,642	$11,760
Accrued liabilities	11,918	9,891
Warranty liability	2,348	2,359
Deferred revenue	7,924	7,937

Total current liabilities	33,832	31,947
Other liabilities	1,806	1,306

Total liabilities	35,638	33,253
Minority interest in consolidated entity	128	115
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of December 31, 2005 and March 31, 2006	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,410,344 and 22,475,369 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	218,335	219,037
Accumulated other comprehensive income	5	19
Accumulated deficit	(5,549)	(5,285)

Total shareholders’ equity	212,791	213,771

Total liabilities and shareholders’ equity	$248,557	$247,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
(In thousands, except share and per share data)	2005	2006
Revenues:
Products	$18,344	$34,569
Service	2,986	4,546

Total revenues	21,330	39,115

Cost of Revenues:
Products	9,682	17,680
Service	1,882	3,042

Total cost of revenues	11,564	20,722

Gross profit	9,766	18,393
Operating Expenses:
Research and development	1,809	2,970
Sales and marketing	4,657	9,383
General and administrative	2,045	5,811

Total operating expenses	8,511	18,164

Operating income	1,255	229
Other Income (Expense):
Interest income (expense), net	113	(50)
Other income, net	61	231

Total other income	174	181

Income before income taxes and minority interest in loss of consolidated entity	1,429	410
Income tax expense	(470)	(159)

Income before minority interest in loss of consolidated entity	959	251
Minority interest in loss of consolidated entity	20	13

Net income	$979	$264

Net income per share — basic	$0.09	$0.01
Net income per share — diluted	$0.09	$0.01
Weighted average shares outstanding — basic	10,857,886	22,430,814
Weighted average shares outstanding — diluted	11,406,306	22,607,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
(In thousands)	2005	2006
Operating Activities:
Net income	$979	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404	1,557
Deferred income taxes	434	63
Stock-based compensation	24	449
Minority interest in loss of consolidated entity	(20)	(13)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	1,427	34
Inventories	(692)	2,054
Prepaid expenses and other current assets	13	616
Accounts payable	397	118
Accrued liabilities	(1,864)	(1,597)
Warranty liability	(77)	11
Deferred revenue	(25)	13

Net cash flows provided by operating activities	1,000	3,569

Investing Activities:
Purchases of machinery and equipment	(187)	(396)
Payments related to the purchase of Cardiac Science, Inc.	(79)	(773)

Net cash flows used in investing activities	(266)	(1,169)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	185	223

Net cash flows provided by financing activities	185	223

Net change in cash and cash equivalents	919	2,623
Cash and cash equivalents, beginning of period	21,902	3,546

Cash and cash equivalents, end of period	$22,821	$6,169

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9	$22
Cash paid for interest	128	78
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable recorded for acquisition related costs	$806	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
          Cardiac Science Corporation was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” The merger transaction was consummated on September 1, 2005. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock.
          We develop, manufacture and market a family of advanced cardiac monitoring and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiographs, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor defibrillators and cardiology data management systems. We also sell a variety of related products and consumables and provide a comprehensive portfolio of training, maintenance and support services. We market our products under the Burdick, Powerheart and Quinton brand names.
     Basis of Presentation
          The condensed financial statements present financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2006, the condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2006 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2006 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2005 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Cardiac Science Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2005 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
     Use of Estimates
          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the allocation of the purchase price, collectability of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the realizability of investments, the realizability of deferred tax assets and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
     Net Income Per Share
          In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and warrants using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

          The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31,
(in thousands, except share data)	2005	2006

Numerator:
Net income	$979	$264
Denominator:
Weighted average shares for basic calculation	10,857,886	22,430,814
Incremental shares from employee stock options	548,420	176,803
Weighted average shares for diluted calculation	11,406,306	22,607,617
          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options and warrants excluded from the computation of diluted income per share:

	Three months ended
	March 31,
	2005	2006

Antidilutive shares issuable upon exercise of stock options	57,889	1,921,343
Antidilutive shares issuable upon exercise of warrants	—	330,909
Total	57,889	2,252,252
2. Merger Transaction with Cardiac Science, Inc.
          On September 1, 2005, the Company completed a merger transaction with CSI which was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting. Quinton was the acquiring entity for financial reporting purposes based on the criteria for determining the acquirer set forth in Statement 141. Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s preliminary estimates of fair values.
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

          The purchase consideration of $181,075,000 was preliminarily allocated to CSI assets and liabilities and consisted of the following:
•	11,467,753 shares of common stock valued at approximately $146,911,000 issued to CSI stockholders and senior note holders. The fair value of common stock issued is based on a per share value of $12.81, which is equal to Quinton’s average closing price per share as reported on The Nasdaq National Market for the trading-day period two days before and after February 28, 2005, the announcement date of the merger transaction, adjusted by the Quinton exchange ratio.

•	Cash payment of $20,000,000 to the CSI senior note holders.

•	1,229,881 vested options to purchase shares of common stock issued to CSI option holders, valued at $7,402,000 calculated using the Black-Scholes option-pricing model.

•	330,909 exercisable warrants to purchase shares of common stock issued to certain CSI warrant holders, valued at $1,320,000 calculated using the Black-Scholes option-pricing model.

•	$3,198,000 in accrued liabilities related to estimated exit and severance costs.

•	$2,244,000 in estimated transaction related costs of Quinton.

The following table summarizes total purchase consideration:

(in thousands)
Cash	$20,000
Shares	146,911
Options	7,402
Warrants	1,320
Accrued liabilities	3,198
Transaction costs	2,244

Total	$181,075

          The following table summarizes the estimated fair values of assets acquired and liabilities assumed at September 1, 2005, the date of the acquisition, with some fair values adjusted in the three months ended March 31, 2006 as additional information became available. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and are finalized when we obtain information related to pre-acquisition contingencies which we identified at September 1, 2005 for which the allocation has not been finalized. The fair values of property and equipment and intangible assets and liabilities were valued by an independent third party. Specific assets and liabilities, including accounts receivable, inventory, deferred tax assets, certain accrued expenses, including income taxes and foreign taxes, estimated exit costs, deferred revenue, and certain unresolved contingencies remain outstanding as the Company obtains additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements. Any additional valuation adjustments that would need to be recorded will be offset with a corresponding adjustment to goodwill.
          The adjusted preliminary allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$6,295
Accounts receivable, net of allowance for doubtful accounts	7,250
Inventories	13,315
Net deferred tax assets, current	7,699
Prepaid expenses and other current assets	1,488
Machinery and equipment	3,979
Net deferred tax assets, non-current	21,500
Other long-term assets	661
Intangible assets	31,360
Goodwill	102,265

Total assets acquired	195,812
Liabilities assumed	(14,737)

Net assets acquired	$181,075

          CSI’s finished goods inventories acquired as a part of the transaction were recorded at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort, and raw materials inventories were recorded at estimated replacement cost. The purchase price allocated to inventories at September 1, 2005 exceeded CSI’s net book value by approximately $1.8 million. The increase in finished goods inventory value is being recorded as a cost of revenues over the period that the related inventory is sold, of which approximately $1.6 million was charged to cost of sales during the year ended December 31, 2005 and $0.2 million during the quarter ended March 31, 2006. The remaining increase in the finished goods inventory valuation will be charged to cost of sales in the future as the associated inventories are sold in the normal course of business.
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
          Management estimated intangible asset useful lives as eight years for developed technology and five years for customer based intangibles, resulting in a weighted average useful life of acquired amortizable intangible assets of 6.7 years as of the acquisition date. Estimated annual expense for amortization of identifiable intangible assets approximates $3.1 million for the first five years and $1.4 million for the next three years.
          Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the Cardiac Science trade name and accordingly has considered the useful life of the trade name to be indefinite.
          Goodwill relating to previous CSI acquisitions of approximately $38.1 million is expected to be deductible for tax purposes.
          The following unaudited pro forma data summarizes the results of operations for the three months ended March 31, 2005 as if the merger had been completed as of January 1, 2005. The pro forma data gives effect to actual operating results prior to the merger transaction, adjusted to include the pro forma effect of, among others, increases in amortization expense of identified intangible assets, elimination of interest expense on retired debt and interest income on cash utilized to retire debt, and amortization of the increase in inventory (in thousands, except per share data):

Three months ended
(in thousands, except per share data)	March 31, 2005
Revenues	$35,741
Net loss	$(50,879)
Basic net loss per share	$(2.28)
          Pro forma operating data for the three months ended March 31, 2005 include a goodwill impairment charge of $47.3 million recorded by CSI during March 2005.
          Pro forma income tax benefits have been recorded for the three months ended March 31, 2005 on pro forma losses before income tax and minority interest calculated by applying the Company’s estimated pro forma effective tax rate of approximately 36%.
3. Segment Reporting
          The Company’s chief operating decision makers are the Chief Executive Officer and other senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various cardiology products and services.
          The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally. However, operating, strategic and resource allocation decisions are not based on product line performance, but rather on the Company’s overall performance in its operating segment.

          The following table summarizes revenues by product line:

	Three months ended
	March 31,
(in thousands)	2005	2006

Cardiac monitoring products	$18,344	$19,849
Defibrillation products	—	14,720
Service	2,986	4,546

Total	$21,330	$39,115

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three months ended
	March 31,
(in thousands)	2005	2006

Domestic	$19,476	$30,353
Foreign	1,854	8,762

Total	$21,330	$39,115

          All intangible assets are domestic. Long-lived assets located outside of the United States are not material.
          One customer accounted for 20.9% and 13.0% of our total revenues in the quarters ended March 31, 2005 and March 31, 2006, respectively. In both time periods no other single customer accounted for more than 10% of our total revenues.
          One vendor accounted for 20.9% and 13.3% of our total payables for the quarters ended March 31, 2005 and 2006. Although products are available from other sources, the vendor’s inability or unwillingness to supply products in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
4. Restructuring Costs
          The merger transaction resulted in excess facilities and redundant employee positions. The Company accrued $1,418,000 as part of the merger transaction purchase price for lease exit costs associated with the Irvine, California Minnetonka, Minnesota facilities and other operating leases. In addition, a restructuring liability with a preliminarily estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
          Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms of the Minnetonka, Minnesota and Solon and Warransville, Ohio facilities, which end in August 2007 and January 2009, respectively.
          The Company recorded charges of $1,589,000 for the year ended December 31, 2005 and $152,000 for the quarter ended March 31, 2006, which consisted of employee retention costs and other benefits resulting from a reduction in force of 101 employees across all Company functions. Of the restructuring costs accrued at March 31, 2006, $1,306,000 was included in Other Liabilities.

          The following tables summarize restructuring activity during the year ended December 31, 2005 and the three months ended March 31, 2006:

	Balance at	Accrued as Part			Balance at
	December 31,	of the Merger		Cash	December 31,
(in thousands)	2004	Transaction	Additions	Expenditures	2005
Vacated facilities	$—	$2,709	$56	$(514)	$2,251
Employee severance and retention costs	—	1,702	1,589	(1,478)	1,813

	Balance at				Balance at
	December 31,		Cash		March 31,
(in thousands)	2005	Additions	Expenditures	Adjustments	2006
Vacated facilities	$2,251	$35	$(422)	$(157)	$1,707
Employee severance and retention costs	1,813	152	(1,069)	—	896
5. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	December 31,	March 31,
(in thousands)	2005	2006

Raw materials	$18,746	$15,945
Finished goods	3,306	4,059

Total inventories	$22,052	$20,004

6. Credit Facility
          In connection with the 2003 acquisition of Spacelabs Burdick, Inc., the Company established a line of credit in December 2002. The agreement was amended in September 2005, and expires in September 2007. Borrowings under the line of credit are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the bank’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.
          As of March 31, 2006, the Company had capacity to borrow $19,657,000 based on eligible accounts receivable and eligible inventory. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure and certain reporting requirements. At March 31, 2006, the Company was in compliance with all covenants under the credit facility. At December 31, 2005 and March 31, 2006, the Company did not have any borrowings under this line of credit.

7. Warranty Liability
          Changes in the warranty liability for the three months ended March 31, 2006 were as follows:

Three months ended
(in thousands)	March 31, 2006
Warranty liability, beginning of the period	$2,348
Charged to cost of revenues	512
Warranty expenditures	(501)

Warranty liability, end of the period	$2,359

8. Stock-Based Compensation Plans
          The Company maintains several stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan (“ESPP”).
          Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation to employees using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment”, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options and for purchases under the ESPP since the ESPP purchase discounts exceed the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, as provided for under the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the three months ended March 31, 2006.
          Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was approximately $449,000 before income taxes, stock-based compensation of $30,000 was capitalized and included in inventory in the consolidated balance sheet at March 31, 2006. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP and non-vested stock awards expense totaling $347,000, $69,000 and $63,000, respectively. The tax benefit related to stock-based compensation of approximately $85,000 was recorded in the three months ended March 31, 2006. The Company issues new shares upon the exercise of stock options, grants of stock awards and purchases through the ESPP.

          The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the three months ended March 31, 2006:

	Three months ended March 31, 2006
	As Reported	If Reported
(in thousands, except per share data)	Following SFAS 123R	Following APB 25

Condensed Consolidated Statement of Operations:
Operating income	$229	$615
Income before income taxes and minority interest in loss of consolidated entity	$410	$796
Net income	$264	$589

Net income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Condensed Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$3,569	$3,569
Net cash provided by financing activities	$223	$223
          The following table shows the effect on net earnings and earnings per share for the three months ended March 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options (or the purchase date of the stock purchased under the ESPP, as applicable), in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” for the three months ended March 31, 2005. Disclosures for the three months ended March 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Three months
ended
March 31,
(in thousands, except per share data)	2005
Net income — as reported	$979
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $57	(543)

Net income — pro forma	$460

Net income per share as reported — basic	$0.09
Net income per share as reported — diluted	$0.09
Net income per share pro forma — basic	$0.04
Net income per share pro forma — diluted	$0.04
          The following table sets forth, consistent with the provisions of SFAS No. 128, the denominator for calculating pro forma diluted net income per share for the three months ended March 31, 2005:

Weighted average shares outstanding	10,857,886
Pro forma incremental shares from employee stock options	165,825

Pro forma weighted average shares for diluted calculation	11,023,711

          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended
	March 31,
	2005	2006
	(pro forma)
Stock options plans:
Volatility	62.0%	56.0%
Expected term (years)	6.25	6.25
Risk-free interest rate	4.5%	4.6%
Expected dividend yield	—	—
Fair value of options granted	$8.05	$6.49

Employee stock purchase plan:
Volatility	64.6%	34.0%
Expected term (years)	0.5	0.5
Risk-free interest rate	2.7%	4.4%
Expected dividend yield	—	—
Fair value of employee stock purchase rights	$4.44	$2.37

Non-vested stock:
Fair value of non-vested stock awards granted	$—	$10.12
          Volatility is based exclusively on historical volatility of the Company’s common stock as the Company believes this is representative of future volatility. Expected term represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings materially affect the Company’s results of operations, it has no impact on our cash position. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the exercise price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.
          Stock Option Plans — Stock options to purchase the Company’s common stock are granted at prices at or above the fair market value on the date of grant. Options held by employees generally vest 1/4 after one year from the date of the grant and then monthly thereafter and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over one year.
          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was not included as an assumption affecting disclosed pro forma compensation.
          The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $9.13 as of the last business day of the three month period ended March 31, 2006, which would have been received by the optionees had all options been exercised on that date.
          As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,597,000, which is expected to be recognized over a weighted average period of approximately 1.12 years. During the three months ended March 31, 2006 and March 31, 2005, the total intrinsic value of stock options exercised was $380,000 and $32,000, respectively. The Company issues new shares of common stock upon the exercise of options.

          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of March 31, 2006:

Outstanding shares — 2002 Plan	1,928,378
Outstanding shares — 1997 Plan	1,256,398
Stock options available for grant	537,102
Outstanding restricted stock grants	105,400
Employee stock purchase plan shares available for issuance	636,191

Total common shares reserved for future issuance	4,463,469

          2002 Plan — In February 2002, the Company’s board of directors adopted and the Company’s shareholders approved the 2002 Stock Incentive Plan (“the 2002 Plan”), which became effective upon completion of the Company’s initial public offering in May 2002. The 2002 Plan replaced the 1998 Equity Incentive Plan (“the 1998 Plan”) for purposes of all future incentive stock awards. The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock, all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.
          Options held by employees generally vest 1/4 after one year from the date of the grant and then monthly thereafter over a three and one-half to four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. The Company has also adopted a stock option grant program for non-employee directors, administered under the terms and conditions of the 2002 Plan.
          The following table summarizes information about the 2002 Plan option activity during the three months ended March 31, 2006:

				Aggregate
	Shares	Weighted Average	Weighted Average	Intrinsic
	Subject to	Exercise Price per	Remaining	Value
	Options	Share	Contractual Life	(in thousands)
Outstanding, January 1, 2006	1,960,525	$7.67	6.8
Granted	75,000	11.13	9.8
Exercised	(41,124)	0.84	2.9
Cancelled	(66,023)	10.26	7.7

Outstanding, March 31, 2006	1,928,378	$7.86	6.9	$4,297

Exercisable, March 31, 2006	1,587,275	$7.10	6.7	$3,808

          The following information is provided for 2002 Plan options outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$0.00 - $1.08	32,359	$0.29	2.6 years	32,359	$0.29
$1.09 - $2.42	6,139	1.31	3.2 years	6,139	1.31
$2.43 - $3.25	567,046	2.85	4.5 years	567,046	2.85
$3.26 - $4.51	13,096	4.28	5.7 years	13,096	4.28
$4.52 - $7.59	7,719	7.00	7.0 years	7,719	7.00
$7.60 - $8.79	209,882	7.79	6.8 years	163,409	7.79
$8.80 - $10.84	615,056	9.82	8.2 years	588,718	9.79
$10.85 - $12.95	465,503	12.01	8.3 years	197,211	11.86
$12.96 - $14.25	11,578	13.38	8.2 years	11,578	13.38

$0.00 - $14.25	1,928,378	$7.86	6.9 years	1,587,275	$7.10

          1997 Plan — The Company assumed CSI’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) in connection with the merger transaction. The 1997 Plan provides for the granting of incentive or nonqualified stock options, subject to the limitations under applicable Nasdaq rules described below, to employees of the Company, including officers, and nonqualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. Shares authorized under the 1997 Plan are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. Shares that are forfeited or repurchased or otherwise cease to be subject to awards without shares being issued under the 1997 Plan will again be available for issuance under the 1997 Plan.
          All options outstanding under the 1997 Plan immediately prior to the merger transaction became fully vested and immediately exercisable as a result of the merger transaction. Pursuant to Nasdaq rules, (a) employees, directors, independent contractors, and advisors of CSI prior to the merger transaction and any new employees, directors, independent contractors, and advisors of the Company after the merger transaction, will be eligible to receive awards under the 1997 Plan and (b) any employees, directors, independent contractors, or advisors of Quinton prior to the merger transaction will not be eligible to receive awards under the 1997 Plan.
          A summary of the Company’s stock option activity under the 1997 Plan during the three months ended March 31, 2006 is as follows:

				Aggregate
	Shares	Weighted Average	Weighted Average	Intrinsic
	Subject to	Exercise Price per	Remaining	Value
	Options	Share	Contractual Life	(in thousands)
Outstanding, January 1, 2006	1,274,748	$25.04	6.8 years
Cancelled	(18,350)	23.35	7.5 years
Outstanding and Exercisable, March 31, 2006	1,256,398	$25.07	6.6 years	$6
          The following information is provided for 1997 Plan options outstanding and exercisable at March 31, 2006:

	Outstanding and Exercisable
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life
$9.05	75,000	$9.05	9.6 years
$10.20 - $11.10	19,875	10.79	9.0 years
$16.00 - $17.50	127,275	17.35	6.5 years
$19.30 - $20.60	603,015	20.26	6.1 years
$21.20 - $22.40	22,315	22.09	7.4 years
$24.00 - $24.60	59,594	24.19	6.3 years
$26.00 - $26.00	32,000	26.00	7.1 years
$35.20 - $36.50	28,840	35.22	7.5 years
$38.30 - $41.50	218,342	39.98	6.8 years
$45.30 - $50.70	36,750	46.62	6.9 years
$54.40 - $60.00	33,392	58.44	4.3 years
$9.05 - $60.00	1,256,398	$25.07	6.6 years
     Non-vested Stock Awards —
          In the fourth quarter of 2005, the Company began granting employees non-vested stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price.
          Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. The non-vested stock awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $63,000 during the three months ended March 31, 2006.

          As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $934,000, which is expected to be recognized over a weighted average period of approximately 1.9 years.
          A summary of the Company’s non-vested stock awards activity during the three months ended March 31, 2006 is as follows:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested balance, January 1, 2006	104,350	$9.38
Granted	3,700	10.12

Non-vested balance, March 31, 2006	108,050	$9.41

Employee Stock Purchase Plan —
          The Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”) in February 2002. The ESPP was implemented upon the effectiveness of the Company’s initial public stock offering in May 2002. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at the lower of 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
          The Company issued 23,901 shares of common stock during the three months ended March 31, 2006 in connection with the ESPP and received total proceeds of $190,000. Prior to the adoption of SFAS 123R, the Company did not record compensation expense related to the ESPP. During the three months ended March 31, 2006, the Company recorded stock-based compensation expense for the ESPP of approximately $69,000.
9. Comprehensive Income
          The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities and foreign currency translation adjustments. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended
	March 31,
(in thousands)	2005	2006

Net income	$979	$264
Other comprehensive income (loss), net of related tax effects of $13 and $3 respectively	(26)	14

Total comprehensive income	$953	$278

10. Commitments and Contingencies
     Other Commitments
          As of March 31, 2006, the Company had purchase obligations of approximately $22,760,000 consisting of outstanding purchase orders issued in the normal course of business.
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
     Performance Guarantees
          At March 31, 2006, the Company’s Danish subsidiary had bank performance guarantees totaling 338,000 Danish Kroner (approximately $54,000 in U.S. dollars) that were issued in 1999 through 2000 in connection with sales contracts to foreign governments. These bank performance guarantees have either expired or will expire in 2006 but are not officially released until the customer notifies the bank that renewal is not required. The Company has no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts. In addition, the Company had performance bonds of $343,000 outstanding at March 31, 2006 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
     Legal Proceedings
          In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”,“HeartStart”,“HeartStart FR2,” and the “HeartStart Home Defibrillator,” infringe at least ten of the Company’s United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that its products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation and has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend this contra claim vigorously.
          In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend this case vigorously.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the Cardiac Science Corporation Annual Report on Form 10-K for the year ended December 31, 2005.
     Business Overview
          Cardiac Science Corporation was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” The merger transaction was consummated on September 1, 2005. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock.
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
          We develop, manufacture and market a family of advanced cardiac monitoring and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs’), electrocardiographs, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor — defibrillators and cardiology data management systems. We also sell a variety of related products and consumables and provide a comprehensive portfolio of training, maintenance and support services. We market our products under the Burdick, Powerheart and Quinton brand names.
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
          Stock-based Compensation
          We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
          Purchase Price Allocations
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
          Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the identifiable intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s preliminary estimates of fair values. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and are finalized when we obtain information related to pre-acquisition contingencies which we identified at September 1, 2005 for which the allocation has not been finalized.
          Additionally, deferred income tax adjustments recorded in connection with the merger transaction will differ from amounts initially recorded as management obtains all information that we will likely obtain, and adjusts the allocation of purchase price, accordingly. Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its preliminary assessment that it is more likely than not that we will realize the benefit of preliminarily determined acquired deferred tax assets. However, adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of our ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of its final purchase price allocation.
          Accounts Receivable
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
          Inventories
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
          Goodwill
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
          Intangible Assets
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
          We evaluate whether our intangible assets are impaired. For our trade names, this evaluation is performed annually or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.
          Valuation of Long-Lived Assets
          We review long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to value of the asset group on our balance sheet if it is concluded that the fair value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
          Warranty
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
          Deferred Tax Assets and Income Taxes
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
          Litigation and Other Contingencies
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
          Restructuring Costs
          Our merger transaction with CSI caused excess facilities and redundant employee positions. In 2005 we recorded an estimated restructuring accrual of $4,381,000 in connection with the merger transaction. Determining the necessary restructuring accrual required us to estimate future sublease income for vacated excess facilities.
          Software Revenue Recognition
          We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.
          Sales Returns
          The Company provides a reserve against revenue for estimated product returns. The amount of this reserve is evaluated quarterly based upon historical trends.
          Investment in Unconsolidated Entity
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
          Segment Reporting
          Accounting standards require companies to disclose certain information about each of their reportable segments. Based on the similar economic and operating characteristics of the components of our business, we have determined that we currently have only one reportable segment, which markets various non-invasive cardiology products and services.
          Revenue Recognition
          Revenue from sales of hardware products is generally recognized when title transfers to the customer, typically upon shipment. Some of our customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, we recognize revenue on sales of products made to distributors when the product is shipped to its distributors and all significant obligations have been satisfied. In making a determination of whether significant obligations have been met, we evaluate any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is not determined to be inconsequential or perfunctory, we defer the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed.
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
          With respect to arrangements where software is considered more than incidental, the vendor specific objective evidence of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided (based on vendor specific objective evidence of fair value). When significant implementation activities are required, we recognize revenue from software and services upon installation. We occasionally sell software and hardware upgrades on a stand alone basis.
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
          Accounting for Stock-Based Compensation
          Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plans were within statutory limits, no compensation expense was recognized by for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
          Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment”, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements for granted stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Compensation expense for non-vested stock awards is based on the market price on the grant date and is recorded equally over the vesting period. Results for prior periods have not been restated, as provided for under the modified-prospective method.
Results of Operations
     Overview of Results for the Three Months Ended March 31, 2006
•	Our revenue exceeded $39 million, with increased revenue from our cardiac monitoring, defibrillation and service channels.

•	We generated operating cash of $3.6 million.

•	We returned to GAAP profitability with net income of $0.3 million and earnings per share of $0.01.

•	In mid-February we obtained FDA 510k clearance to market a new “crash cart” defibrillator monitor designed specifically for use by medical professionals to respond to cardiac emergencies in hospital settings. This new defibrillator monitor will be sold exclusively by GE Healthcare.

•	In March, we presented groundbreaking new research that illustrates a new dimension of analysis of cardiac stress testing data that can be used to substantially improve the determination of a patient’s risk of cardiovascular death.
     Looking Forward
     As revenues increase, we expect our operating expenses to also increase. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We believe part of our future success will be dependent upon establishing relationships with a variety of additional resellers in other countries. We expect that sales and marketing expenses will increase in absolute dollars as we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase in 2006 as we continue to develop our post-merger corporate infrastructure. We expect to continue to incur significant legal expenses related to our patent litigation through the trial, which is currently scheduled for the first quarter of 2007. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.
     Revenues
          We derive our revenues primarily from the sale of our cardiology products and related consumables, and to a lesser extent, from services. We categorize our revenues as (1) cardiac monitoring products, which includes capital equipment, software products and related accessories and supplies; (2) defibrillation products, which includes our AEDs, hospital defibrillators and related accessories; and (3) service, which includes service contracts, CPR/AED training services, AED management program services, equipment maintenance and repair, replacement part sales and other services.
          We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.
          Revenues for the three months ended March 31, 2005 and 2006 were as follows:

	Three months		Three months
	ended		ended
	March 31,	% Change	March 31,
(dollars in thousands)	2005	2005 to 2006	2006

Cardiac monitoring products	$18,344	8.2%	$19,849
% of revenue	86.0%		50.7%
Defibrillation products	—	100.0%	14,720
% of revenue	0.0%		37.7%
Service	2,986	52.2%	4,546
% of revenue	14.0%		11.6%

Total revenues	$21,330	83.4%	$39,115

          Consolidated operating results for the three-month period ended March 31, 2006 include the operating results of CSI.
          Total revenues increased by $17,785,000, or 83.4%, to $39,115,000 for the three-month period ended March 31, 2006, from $21,330,000 for the comparable period in 2005. This increase was primarily due to the addition of defibrillation products and services revenues from CSI, which have been integrated with those of Quinton since September 1, 2005 and, to a lesser extent, organic growth of our cardiac monitoring revenues.
          Service revenue increased by $1,560,000, or 52.2%, to $4,546,000 for the three-month period ended March 31, 2006 from $2,986,000 for the comparable period in 2005. This increase was primarily due to the impact of the addition of defibrillation products service revenues.
     Gross Profit
          Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, related overhead costs, stock based compensation expense and compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

          Gross profits for the three months ended March 31, 2005 and 2006 were as follows:

	Three months		Three months
	ended		ended
	March 31,	% Change	March 31,
(dollars in thousands)	2005	2005 to 2006	2006

Products	$8,662	95.0%	$16,889
% of products revenue	47.2%		48.9%
Service	1,104	36.2%	$1,504
% of service revenue	37.0%		33.1%

Total gross profit	$9,766	88.3%	$18,393

% of total revenue	45.8%		47.0%
          Gross profit increased by $8,627,000, or 88.3%, to $18,393,000 for the three-month period ended March 31, 2006, from $9,766,000 for the comparable period in 2005. Gross profit for the three-month period ended March 31, 2006 included total charges to cost of revenues arising in connection with the merger transaction of $267,000, including a specific charge of $235,000 reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value. Material charges of this nature are not expected to recur beyond the first quarter of 2006.
          Gross profit from products revenue increased by $8,227,000, or 95.0%, to $16,889,000 for the three-month period ended March 31, 2006 from $8,662,000 for the comparable period in 2005. Gross margin from products revenue increased to 48.9% for the three-month period ended March 31, 2006, from 47.2% for the comparable period in 2005. The increase in products gross margin was primarily attributable to the impact of gross margin from defibrillation products, which was combined with gross margin from cardiac monitoring products since September 1, 2005 and, to a lesser extent, the result of ongoing cost reduction initiatives and changes in product mix.
          Gross profit from service revenue increased by $400,000, or 36.2%, to $1,504,000 for the three-month period ended March 31, 2006, from $1,104,000 for the comparable period in 2005, principally due to the addition of defibrillation related service revenue. Gross margin from service revenues decreased to 33.1% for the three-month period ended March 31, 2006, from 37.0% for the comparable period in 2005. The decrease in service gross margin was principally attributable to lower margins on the defibrillation related service revenue.
     Operating Expenses
          Operating expenses consisted of expenses related to research and development, sales and marketing and other expenses required to run our business.
          Research and development expenses consisted primarily of salaries and related expenses for development and engineering personnel, including stock based compensation expense, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of products. We expense research and development costs as incurred. Several components of our research and development effort require significant funding, the timing of which can cause significant quarterly variability in our expenses.
          Sales and marketing expenses consisted primarily of salaries, commissions, stock based compensation expense and related expenses for personnel engaged in sales, marketing and sales support functions as well as costs associated with promotional and other marketing activities.
          General and administrative expenses consisted primarily of employee salaries and related expenses, including stock based compensation expense for executive, finance, accounting, information technology, regulatory and human resources personnel, professional fees, legal fees, including fees associated with our patent litigation, and corporate expenses.

          Operating expenses for the three months ended March 31, 2005 and 2006 were as follows:

	Three months		Three months
	ended		ended
	March 31,	% Change	March 31,
(dollars in thousands)	2005	2005 to 2006	2006

Research and development (including stock based compensation expense of $0 and $77)	$1,809	64.2%	$2,970
% of total revenue	8.5%		7.6%
Sales and marketing (including stock based compensation expense of $0 and $157)	4,657	101.5%	9,383
% of total revenue	21.8%		24.0%
General and administrative (including stock based compensation of $24 and $156)	2,045	184.2%	5,811
% of total revenue	9.6%		14.9%

Total operating expenses	$8,511	113.4%	$18,164

% of total revenue	39.9%		46.4%
          Research and development expenses increased by $1,161,000, or 64.2%, to $2,970,000 for the three-month period ended March 31, 2006, from $1,809,000 for the comparable period in 2005. This increase was primarily due to the impact of additional research and development expenses relating to the CSI business and recognition of stock-based compensation expense in the first quarter of 2006.
          Sales and marketing expenses increased by $4,726,000, or 101.5%, to $9,383,000 for the three-month period ended March 31, 2006, from $4,657,000 for the comparable period in 2005. This increase was primarily due to the impact of additional sales and marketing expenses relating to the CSI business and recognition of stock-based compensation expense in the first quarter of 2006. To a lesser extent, the increase was also due to increases in our staffing related expenses and other investments in marketing to facilitate future growth.
          General and administrative expenses increased by $3,766,000, or 184.2%, to $5,811,000 for the three-month period ended March 31, 2006, from $2,045,000 for the comparable period in 2005. This increase was primarily due to the impact of additional general and administrative expenses relating to the CSI business, an increase in amortization expense of $433,000 related to intangible assets acquired in the merger, expenses of $92,000 for post-merger integration activities and recognition of stock-based compensation expense in the first quarter of 2006.
     Other Income and Expense
          Total other income was $181,000 for the three-month period ended March 31, 2006. Other income for the three month period ended March 31, 2006 consisted of income of $225,000 related to the release of a liability to the city of Deerfield, WI (the location of our manufacturing facilities) and interest income of $28,000. The increase in other income relating to the release of the liability in Deerfield, WI offset a decrease in interest income earned on our decreased average cash balances for the three-month period ended March 31, 2006 over the comparable period in 2005, resulting in minimal change in other income from period to period.
     Income Taxes

	Three months		Three months
	ended		ended
	March 31,	% Change	March 31,
(dollars in thousands)	2005	2005 to 2006	2006
Income before taxes	$1429	(71.3%)	$410
Income tax expense	$470	(66.2%)	$159
Effective tax rate	32.9%	17.9%	38.8%
          During the fourth quarter of 2004, we removed all of the valuation allowance against the deferred tax assets of our predecessor company. We will continue to evaluate our ability to utilize those net operating loss carryforwards in future periods and, in compliance with SFAS No. 109, “Accounting for Income Taxes”, record any resulting adjustments to deferred income tax expense. In addition, we will reduce the deferred tax asset for the benefits of net operating loss carryforwards which are utilized.
          We have not recorded a valuation allowance against the deferred tax assets acquired in the merger transaction based on management’s preliminary assessment that it is more likely than not that we will realize the benefit of these deferred tax assets. However adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a valuation allowance as part of its final purchase price allocation.
          Our effective tax rate for the three-month period ended March 31, 2006 was 38.8% compared to an effective rate of 32.9% for the same period in the prior year. This increase results primarily from our adoption of FAS 123R, which requires us to expense stock-based compensation, and the expiration, as of December 31, 2005, of the federal research and development credit. We estimate the effective rate for the year will approximate 38%.
     Consolidation of Operations
          As a result of the merger transaction, we acquired CSI’s manufacturing and production facilities located in Minnetonka, Minnesota and corporate and administrative facilities in Irvine, California. During the third quarter of 2005, we announced plans to consolidate our Deerfield, Wisconsin and Minnetonka, Minnesota manufacturing and production activities to the Deerfield location. In addition, during the third quarter of 2005, we announced plans to consolidate our Bothell, Washington and Irvine, California corporate and administrative activities to the Bothell location. As a result of the related transition activities, we incurred certain one-time charges relating to retention and relocation of certain employees in the first quarter of 2006 of $184,000. We do not expect these transition related activities to materially adversely affect revenues in 2006.
     Liquidity and Capital Resources
          Net cash flows provided by operating activities were $3,569,000 for the three-month period ended March 31, 2006, compared to net cash flows provided by operating activities of $1,000,000 for the comparable period in 2005. Net cash flows provided by operating activities for the three-month period ended March 31, 2006 resulted from net income of $264,000, increased by non-cash stock-based compensation and other non-cash charges of $2,056,000 and a decrease in other working capital of $1,249,000. Included in net cash flows provided by operating activities for the three-month period ended March 31, 2006 were payments of $751,000 for merger related charges.
          Net cash flows used in investing activities of $1,169,000 for the three-month period ended March 31, 2006 consisted of payments of $773,000 for acquisition costs related to the merger transaction between Quinton and CSI and payments of $396,000 for capital expenditures. Capital expenditures primarily consisted of leasehold improvements made within our corporate headquarters in Bothell, Washington. Net cash flows used in investing activities of $266,000 for the three-month period ended March 31, 2005 consisted of payments of $79,000 for acquisition costs related to the merger transaction between Quinton and CSI and payments of $187,000 for capital expenditures.
          Net cash flows provided by financing activities of $223,000 and $185,000 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively, resulted from proceeds from exercises of stock options and issuances of common stock under our employee stock purchase plan.
          Cash and cash equivalents at March 31, 2006 increased from balances at December 31, 2005 due primarily to net cash flows from operating activities, as described above.
          At March 31, 2006, our Danish subsidiary had bank performance guarantees totaling 338,000 Danish Kroner (approximately $54,000 in U.S. dollars) that were issued in 1999 through 2000 in connection with sales contracts to foreign governments. These bank performance guarantees have either expired or will expire in 2006 but are not officially released until the customer notifies the bank that renewal is not required. We have no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts. In addition, we had performance bonds of $343,000 outstanding at March 31, 2006 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Item 4. Controls and Procedures
          Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our chief executive officer and chief financial officer concluded as of the end of the period covered by this quarterly report on Form 10-Q that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of our AEDs infringe the patent. The patent is now expired. We have filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable. We intend to defend this case vigorously.
          We are subject to various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
          Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”). There have been no material changes from the risk factors previously disclosed in the 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          We will be holding the 2006 annual meeting of stockholders on Friday, July 28, 2006. Proposals of stockholders that are intended to be presented at the 2006 annual meeting must be received by us a reasonable time before we begin to print and mail it proxy materials in order to be included in the proxy statement and proxy relating to that annual meeting. A stockholder must have continuously held at least $2,000 in market value, or 1%, of our outstanding stock for at least one year by the date of submitting the proposal, and such stockholder must continue to own such stock through the date of the meeting. If we do not receive notice of a stockholder proposal a reasonable time before mailing the proxy materials, the persons named as proxies in the proxy statement for the 2006 annual meeting of stockholders will have discretionary authority to vote on such proposal at the meeting. Stockholders are also advised to review our bylaws that contain additional requirements with respect to advance notice of stockholder proposals and director nominations. These advance notice provisions apply regardless of whether a stockholder seeks to include such proposals in the proxy statement relating to the 2006 annual meeting of stockholders.
Item 6. Exhibits

Exhibits
10.57	Form of 1997 Stock Option/Stock Issuance Plan Grant Notice and Stock Option Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION

By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2006