Form 10-Q
period 2006-06-30
Cardiac Science CORP
filed 2006-08-09
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51512
Cardiac Science Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-3300396
(State of Incorporation)	(IRS Employer Identification No.)
3303 Monte Villa Parkway
Bothell, Washington 98021
(Address of principal executive offices)
(425) 402-2000
(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of August 2, 2006 was 22,516,569.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$8,746	$3,546
Accounts receivable, net of allowance for doubtful accounts of $760 and $3,455, respectively	24,884	25,738
Inventories	18,765	22,052
Deferred income taxes	12,113	12,115
Prepaid expenses and other current assets	2,274	2,511

Total current assets	66,782	65,962
Other assets	508	100
Machinery and equipment, net of accumulated depreciation and amortization of $8,894 and $7,565, respectively	6,986	7,631
Deferred income taxes	30,258	27,849
Intangible assets, net of accumulated amortization of $4,377 and $2,642, respectively	33,603	35,338
Investment in unconsolidated entities	461	462
Goodwill	108,648	111,215

Total assets	$247,246	$248,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,228	$11,642
Accrued liabilities	9,037	11,918
Warranty liability	2,690	2,348
Deferred revenue	7,485	7,924

Total current liabilities	31,440	33,832
Other liabilities	1,024	1,806

Total liabilities	32,464	35,638
Minority interest in consolidated entity	102	128
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,508,433 and 22,410,344 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	219,849	218,335
Accumulated other comprehensive income	(2)	5
Accumulated deficit	(5,167)	(5,549)

Total shareholders’ equity	214,680	212,791

Total liabilities and shareholders’ equity	$247,246	$248,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Revenues:
Products	$35,007	$19,073	$69,576	$37,417
Service	4,214	2,895	8,760	5,881

Total revenues	39,221	21,968	78,336	43,298

Cost of Revenues:
Products	17,511	10,198	35,191	19,880
Service	3,120	1,895	6,162	3,777

Total cost of revenues	20,631	12,093	41,353	23,657

Gross profit	18,590	9,875	36,983	19,641
Operating Expenses:
Research and development	2,875	1,908	5,845	3,717
Sales and marketing	9,914	4,592	19,297	9,249
General and administrative	5,916	2,266	11,727	4,311

Total operating expenses	18,705	8,766	36,869	17,277

Operating income (loss)	(115)	1,109	114	2,364
Other Income (Expense):
Interest income (expense), net	(5)	145	(55)	258
Other income, net	274	53	505	114

Total other income	269	198	450	372

Income before income taxes and minority interest in loss of consolidated entity	154	1,307	564	2,736
Income tax expense	(49)	(434)	(208)	(904)

Income before minority interest in loss of consolidated entity	105	873	356	1,832
Minority interest in loss of consolidated entity	13	6	26	26

Net income	$118	$879	$382	$1,858

Net income per share — basic	$0.01	$0.08	$0.02	$0.17
Net income per share — diluted	$0.01	$0.08	$0.02	$0.16
Weighted average shares outstanding — basic	22,486,564	10,876,303	22,458,843	10,867,145
Weighted average shares outstanding — diluted	22,522,902	11,319,497	22,565,413	11,362,952
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Operating Activities:
Net income	$118	$879	$382	$1,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,543	410	3,100	814
Deferred income taxes	49	398	112	832
Stock-based compensation	567	15	1,016	39
Minority interest in loss of consolidated entity	(13)	(6)	(26)	(26)
Gain on sale of marketable equity securities	—	(15)	—	(15)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	864	(786)	898	641
Inventories	(280)	307	1,774	(385)
Prepaid expenses and other current assets	370	(148)	986	(135)
Accounts payable	760	(500)	878	(103)
Accrued liabilities	(751)	447	(2,348)	(1,417)
Warranty liability	52	43	63	(34)
Deferred revenue	(104)	333	(91)	308

Net cash flows provided by operating activities	3,175	1,377	6,744	2,377

Investing Activities:
Purchases of machinery and equipment	(400)	(140)	(796)	(327)
Payments related to the purchase of Cardiac Science, Inc.	(441)	(1,018)	(1,214)	(1,097)
Proceeds from sales of marketable equity securities	—	625	—	625

Net cash flows used in investing activities	(841)	(533)	(2,010)	(799)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	243	165	466	350

Net cash flows provided by financing activities	243	165	466	350

Net change in cash and cash equivalents	2,577	1,009	5,200	1,928
Cash and cash equivalents, beginning of period	6,169	22,821	3,546	21,902

Cash and cash equivalents, end of period	$8,746	$23,830	$8,746	$23,830

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$169	$120	$191	$129
Cash paid for interest	63	7	141	135
Supplemental disclosures of non-cash investing and financing activities:
Accounts payable recorded for acquisition related costs	$—	$260	$—	$260
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
  Basis of Presentation
     The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2006, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the three and six-month periods ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2005 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Cardiac Science Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2005 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
  Use of Estimates
     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the allocation of the purchase price, collectability of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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

     The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share data)	2006	2005	2006	2005
Numerator:
Net income	$118	$879	$382	$1,858
Denominator:
Weighted average shares for basic calculation	22,486,564	10,876,303	22,458,843	10,867,145
Incremental shares from employee stock options	36,338	443,194	106,570	495,807

Weighted average shares for diluted calculation	22,522,902	11,319,497	22,565,413	11,362,952

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options and warrants excluded from the computation of diluted income per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Antidilutive shares issuable upon exercise of stock options	2,306,074	760,054	2,113,709	408,971
Antidilutive shares issuable upon exercise of warrants	330,909	—	330,909	—

Total	2,636,983	760,054	2,444,618	408,971

  Customer and Vendor Concentrations
     The following table summarizes the customers accounting for 10% or more of our total revenues:

	Three months ended		Six months ended
	June 30,		June 30,
Customer	2006	2005	2006	2005
Customer 1	14.2%	*	11.9%	*
Customer 2	*	11.1%	10.2%	15.9%

*	Did not exceed 10%.
     The following table summarizes the vendors accounting for 10% or more of our purchases:

	Three months ended		Six months ended
	June 30,		June 30,
Vendor	2006	2005	2006	2005
Vendor 1	14.1%	18.1%	13.7%	20.0%
Vendor 2	11.4%	*	*	*
Vendor 3	*	11.1%	*	*

*	Did not exceed 10%.
     Although products are available from other sources, the vendor’s inability or unwillingness to supply products in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
  Taxes Collected from Customers and Remitted to Governmental Authorities
     The Company uses the net method for reporting taxes that are assessed by a governmental authority that are directly imposed on revenue-producing transactions, i.e. sales, use, value added. These taxes are not included in the Company’s revenue numbers.
  Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this interpretation on its financial statements.
2. Merger Transaction with Cardiac Science, Inc.
     On September 1, 2005, the Company, Quinton and CSI completed the merger transaction which was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting. Quinton was the acquiring entity for financial reporting purposes based on the criteria for determining the acquirer set forth in Statement 141. Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values.
     Additionally, deferred income tax adjustments recorded in connection with the merger transaction are preliminary because management has not yet obtained all information that it has arranged to obtain and that is known to be available. Management has not recorded a deferred tax asset valuation allowance as part of the merger transaction based on its assessment that it is more likely than not that the Company will realize the benefit of acquired deferred tax assets. However, adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of the Company’s ability to realize the benefit of acquired deferred tax assets and may result in the recording of a deferred tax asset valuation allowance as part of its final purchase price allocation.
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

     The following table summarizes the estimated fair values of assets acquired and liabilities assumed at September 1, 2005, the date on which the merger transaction was completed, with some fair values adjusted in the six months ended June 30, 2006 as additional information became available. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and are finalized when we obtain information related to pre-acquisition contingencies which we identified at September 1, 2005 for which the allocation has not been finalized. The fair values of property and equipment and intangible assets and liabilities were valued by an independent third party. The fair values of specific assets and liabilities, including deferred tax assets, certain accrued expenses, including income taxes and foreign taxes, and certain unresolved contingencies have not been finally determined because the Company is in the process of obtaining additional information in order to properly assess and finalize the potential impact, if any, to the consolidated financial statements. During the six months ended June 30, 2006, certain purchase accounting adjustments related to uncertainties of income tax matters resulting from the business combination and adjustments to other assets and liabilities were made as a result of obtaining information which the Company had previously arranged to obtain. Accordingly, there was a decrease to goodwill of approximately $2,567,000. Any additional valuation adjustments that would need to be recorded will be offset with a corresponding adjustment to goodwill.
     The adjusted preliminary allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$6,295
Accounts receivable, net of allowance for doubtful accounts	7,098
Inventories	11,826
Net deferred tax assets, current	7,699
Prepaid expenses and other current assets	2,548
Machinery and equipment	3,979
Net deferred tax assets, non-current	24,017
Other long-term assets	661
Intangible assets	31,360
Goodwill	100,025

Total assets acquired	195,508
Liabilities assumed	(14,433)

Net assets acquired	$181,075

      The adjustments made to goodwill for the six months ended June 30, 2006 were as follows:

(in thousands)	Six months ended
June 30, 2006
Goodwill, beginning of period	$102,592
Increase in accounts receivable, net of allowance for doubtful accounts	(44)
Decrease in inventories	1,513
Increase in prepaid expenses and other current assets	(1,135)
Increase in net deferred tax assets, non-current	(2,517)
Decrease in liabilities assumed	(384)
Goodwill, end of period	$100,025
     CSI’s finished goods inventories acquired as a part of the merger transaction were recorded at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort, and raw materials inventories were recorded at estimated replacement cost. The purchase price allocated to inventories at September 1, 2005 exceeded CSI’s net book value by approximately $1.8 million. The increase in finished goods inventory value is being recorded as a cost of revenues over the period that the related inventory is sold, of which approximately $1.6 million was charged to cost of sales during the year ended December 31, 2005 and $0.2 million during the quarter ended March 31, 2006. The remaining increase in the finished goods inventory valuation will be charged to cost of sales in the future as the associated inventories are sold in the normal course of business.
     Intangible assets recorded in the business combination consist of the Cardiac Science trade name of $11,380,000, developed technology of $11,330,000 and customer relationships of $8,650,000. Management has not assigned value to any in-process research and development.
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
     The following unaudited pro forma data summarizes the results of operations for the three and six months ended June 30, 2005 as if the merger transaction had been completed as of January 1, 2005. The pro forma data gives effect to actual operating results prior to the merger transaction, adjusted to include the pro forma effect of, among other things, increases in amortization expense of identified intangible assets, elimination of interest expense on retired debt and interest income on cash utilized to retire debt, and amortization of the increase in inventory:

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Revenues	$37,444	$73,185
Net loss	$(3,352)	$(54,231)
Basic net loss per share	$(0.15)	$(2.43)
     Pro forma operating data for the six months ended June 30, 2005 include a goodwill impairment charge of $47.3 million recorded by CSI during March 2005.
     Pro forma income tax benefits have been recorded for the three and six months ended June 30, 2005 on pro forma losses before income tax and minority interest calculated by applying the Company’s estimated pro forma effective tax rate of approximately 36%.
3. Segment Reporting
     The Company’s chief operating decision makers are the Chief Executive Officer and other senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various cardiology products and services.
     The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally. However, operating, strategic and resource allocation decisions are based primarily on the Company’s overall performance in its operating segment.
     The following table summarizes revenues by product line:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Cardiac monitoring products	$17,727	$19,073	$37,576	$37,417
Defibrillation products	17,280	—	32,000	—
Service	4,214	2,895	8,760	5,881

Total	$39,221	$21,968	$78,336	$43,298

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Domestic	$29,247	$20,510	$59,600	$39,986
Foreign	9,974	1,458	18,736	3,312

Total	$39,221	$21,968	$78,336	$43,298

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
     The Company recorded charges of $1,589,000 for the year ended December 31, 2005 and $60,000 and $212,000 for the three months and six months ended June 30, 2006, respectively, which consisted of employee retention costs and other benefits resulting from a reduction in force of 101 employees across all Company functions.
     Of the restructuring costs accrued at June 30, 2006, $1,024,000 was included in Other Liabilities and $1,127,000 was included in Accrued Liabilities. The remaining employee severance and retention costs will be paid out through August 2007.
     The following tables summarize restructuring activity during the year ended December 31, 2005 and the six months ended June 30, 2006:

	Balance at	Accrued as Part			Balance at
	December 31,	of the Merger		Cash	December 31,
(in thousands)	2004	Transaction	Additions	Expenditures	2005
Vacated facilities	$—	$2,709	$56	$(514)	$2,251
Employee severance and retention costs	—	1,702	1,589	(1,478)	1,813

	Balance at				Balance at
	December 31,		Cash		June 30,
(in thousands)	2005	Additions	Expenditures	Adjustments	2006
Vacated facilities	$2,251	$65	$(574)	$(152)	$1,590
Employee severance and retention costs	1,813	212	(1,464)	—	561
5. Inventories
     Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	June 30,	December 31,
(in thousands)	2006	2005
Raw materials	$15,945	$18,746
Finished goods	2,820	3,306

Total inventories	$18,765	$22,052

6. Credit Facility
     In connection with the 2003 acquisition of Spacelabs Burdick, Inc., the Company established a line of credit in December 2002. The credit agreement was amended in September 2005, and expires in September 2007. Borrowings under the line of credit are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.
     As of June 30, 2006, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $364,000. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure, an adjusted quick ratio and certain reporting requirements. At June 30, 2006, the Company was in compliance with all covenants under the credit facility. At June 30, 2006 and December 31, 2005, the Company did not have any borrowings under this line of credit.
7. Warranty Liability
     Changes in the warranty liability for the six months ended June 30, 2006 were as follows:

Six months ended
(in thousands)	June 30, 2006
Warranty liability, beginning of the period	$2,348
Charged to cost of revenues	1,059
Adjustment to estimated fair value of acquired warranty	279
Warranty expenditures	(996)

Warranty liability, end of the period	$2,690

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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment”, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options and for purchases under the ESPP since the ESPP purchase discounts exceed the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, in accordance with the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the three and six months ended June 30, 2006.
     Total stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 was approximately $567,000 and $1,016,000, respectively, before income taxes. Stock-based compensation of $29,000 was capitalized and included in inventory in the consolidated balance sheet at June 30, 2006. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $422,000, $69,000, $63,000 and $13,000, respectively for the three months ended June 30, 2006 and $768,000, $138,000, $126,000 and $13,000, respectively for the six months ended June 30, 2006. The Company issues new shares upon the exercise of stock options, grants of stock awards and purchases through the ESPP.
     The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006:

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
(in thousands, except per share data)	SFAS 123R	APB 25	SFAS 123R	APB 25
Condensed Consolidated Statement of Operations:
Operating income (loss)	$(115)	$376	$114	$991
Income before income taxes and minority interest in loss of consolidated entity	$154	$645	$564	$1,441
Net income	$118	$545	$382	$1,134

Net income per share:
Basic	$0.01	$0.02	$0.02	$0.05
Diluted	$0.01	$0.02	$0.02	$0.05

Condensed Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$3,175	$3,175	$6,744	$6,744
Net cash provided by financing activities	$243	$243	$466	$466
     The following table shows the effect on net earnings and earnings per share for the three and six months ended June 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options (or the purchase date of the stock purchased under the ESPP, as applicable), in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” for the three and six months ended June 30, 2005. Disclosures for the three and six months ended June 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands, except per share data)	2005	2005
Net income — as reported	$879	$1,858
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	15	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $54 and $111, respectively	(552)	(1,095)

Net income — pro forma	$342	$802

Net income per share as reported — basic	$0.08	$0.17
Net income per share as reported — diluted	$0.08	$0.16

Net income per share pro forma — basic	$0.03	$0.07
Net income per share pro forma — diluted	$0.03	$0.07
     The following table sets forth, consistent with the provisions of SFAS No. 128, the denominator for calculating pro forma diluted net income per share for the three and six months ended June 30, 2005:

	Three	Six
	months ended	months ended
	June 30, 2005	June 30, 2005
Weighted average shares outstanding	10,876,303	10,867,145
Pro forma incremental shares from employee stock options	402	83,113

Pro forma weighted average shares for diluted calculation	10,876,705	10,950,258

     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(pro forma)		(pro forma)
Stock options plans:*
Volatility	—	—	56.0%	62.0%
Expected term (years)	—	—	6.25	6.25
Risk-free interest rate	—	—	4.6%	4.5%
Expected dividend yield	—	—	—	—
Fair value of options granted	$—	$—	$6.49	$8.05

Employee stock purchase plan:
Volatility	34.0%	64.6%	34.0%	64.6%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.4%	2.7%	4.4%	2.7%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$2.37	$4.44	$2.37	$4.44

Non-vested stock:
Fair value of non-vested stock awards granted	$9.62	$—	$9.98	$—

*	Stock options were not issued in the three months ended June 30, 2006 or 2005.
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
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. While estimates of fair value and the associated charge to earnings materially affect the Company’s results of operations, it has no impact on the Company’s cash position. Because Company stock options do not trade on a secondary exchange, employees do not derive a benefit from holding stock options unless there is an increase, above the exercise price, in the market price of the Company’s stock. Such an increase in stock price would benefit all shareholders commensurately.
     Stock Option Plans - Stock options to purchase the Company’s common stock are granted at prices at or above the fair market value on the date of grant. Options held by employees generally vest 1/4 after one year from the date of the grant and then monthly thereafter and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over one year.
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
     The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $7.89 as of the last business day of the three and six month period ended June 30, 2006, which would have been received by the optionees had all options been exercised on that date.
     As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,237,000, which is expected to be recognized over a weighted average period of approximately 1.9 years. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $5,000 and $385,000, respectively, and for the three and six months ended June 30, 2005 was $12,000 and $44,000, respectively. The Company issues new shares of common stock upon the exercise of options.
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of June 30, 2006:

Outstanding shares - 2002 Plan	1,915,297
Outstanding shares - 1997 Plan	1,249,648
Stock options available for grant	554,337
Outstanding restricted stock grants	98,750
Employee stock purchase plan shares available for issuance	612,373

Total common shares reserved for future issuance	4,430,405

     2002 Plan — In February 2002, Quinton’s board of directors adopted and Quinton’s shareholders approved the 2002 Stock Incentive Plan (“the 2002 Plan”), which became effective upon completion of Quinton’s initial public offering in May 2002 and was assumed by the Company in connection with the merger transaction. The 2002 Plan replaced Quinton’s 1998 Equity Incentive Plan (“the 1998 Plan”) for purposes of all future incentive stock awards. The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock, all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.
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
     The following table summarizes information about the 2002 Plan option activity during the three and six months ended June 30, 2006:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, January 1, 2006	1,960,525	$7.67	6.8 years
Granted	75,000	11.13	9.8 years
Exercised	(41,124)	0.84	2.9 years
Cancelled	(66,023)	10.26	7.7 years

Outstanding, March 31, 2006	1,928,378	7.86	6.9 years	$4,297
Granted	—	—	—
Exercised	(7,796)	8.80	6.2 years
Cancelled	(5,285)	10.21	7.7 years

Outstanding, June 30, 2006	1,915,297	$7.86	6.6 years	$3,222

Exercisable, June 30, 2006	1,617,563	$7.18	6.4 years	$2,809

     The following information is provided for 2002 Plan options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$0.00 - $1.08	32,358	$0.29	2.4 years	32,358	$0.29
$1.09 - $2.42	6,138	1.31	2.9 years	6,138	1.31
$2.43 - $3.25	567,048	2.85	4.2 years	567,048	2.85
$3.26 - $4.51	13,095	4.28	5.5 years	13,095	4.28
$4.52 - $7.59	7,718	7.00	6.7 years	7,718	7.00
$7.60 - $8.79	199,847	7.77	6.5 years	166,896	7.77
$8.80 - $10.84	614,791	9.82	7.9 years	592,702	9.79
$10.85 - $12.95	462,725	12.01	8.0 years	220,031	11.86
$12.96 - $14.25	11,577	13.38	8.0 years	11,577	13.38

$0.00 - $14.25	1,915,297	$7.86	6.6 years	1,617,563	$7.18

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

     The following table summarizes information about the 1997 Plan option activity during the three and six months ended June 30, 2006:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, January 1, 2006	1,274,748	$25.04	6.8 years
Cancelled	(18,350)	23.35	7.5 years

Outstanding, March 31, 2006	1,256,398	25.07	6.6 years	$6
Cancelled	(6,750)	26.29	7.7 years

Outstanding and exercisable, June 30, 2006	1,249,648	$25.06	6.3 years	$—

     The following information is provided for 1997 Plan options outstanding and exercisable at June 30, 2006:

		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life
$9.05	75,000	$9.05	9.3 years
$10.20 - $11.10	18,875	10.82	8.7 years
$16.00 - $17.50	126,875	17.35	6.2 years
$19.30 - $20.60	600,365	20.26	5.8 years
$21.20 - $22.40	22,315	22.09	7.1 years
$24.00 - $24.60	59,595	24.19	6.1 years
$26.00 - $26.00	32,000	26.00	6.8 years
$35.20 - $36.50	28,540	35.21	7.3 years
$38.30 - $41.50	215,941	39.98	6.5 years
$45.30 - $50.70	36,750	46.62	6.7 years
$54.40 - $60.00	33,392	58.44	4.0 years

$9.05 - $60.00	1,249,648	$25.06	6.3 years

  Non-vested Stock Awards -
     In the fourth quarter of 2005, the Company began granting employees non-vested stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price.
     Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. The non-vested stock awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $63,000 and $126,000 during the three months and six months ended June 30, 2006, respectively.
     As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $870,000, which is expected to be recognized over a weighted average period of approximately 3.4 years.
     The following table summarizes information about the non-vested stock awards activity during the three and six months ended June 30, 2006:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested balance, January 1, 2006	104,350	$9.38
Granted	3,700	10.12

Non-vested balance, March 31, 2006	108,050	9.41
Granted	1,450	9.62
Vested	(1,450)	9.62
Cancelled	(9,300)	9.40

Non-vested balance, June 30, 2006	98,750	$9.41

Employee Stock Purchase Plan -
     Quinton adopted the 2002 Employee Stock Purchase Plan (“ESPP”) in February 2002. The ESPP was implemented upon the effectiveness of Quinton’s initial public stock offering in May 2002 and was assumed by the Company in connection with the merger transaction. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at the lower of 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
     The Company issued 23,819 and 47,720 shares of common stock during the three and six months ended June 30, 2006 in connection with the ESPP and received total proceeds of $178,000 and $368,000, respectively. Prior to the adoption of SFAS 123R, the Company did not record compensation expense related to the ESPP. During the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense for the ESPP of approximately $69,000 and $138,000, respectively.
9. Comprehensive Income
     The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Net income	$118	$879	$382	$1,858

Other comprehensive income (loss), net of related tax effects of $2, $1, $5 and $13 respectively	(21)	4	(7)	(22)

Total comprehensive income	$97	$883	$375	$1,836

10. Commitments and Contingencies
  Other Commitments
     As of June 30, 2006, the Company had purchase obligations of approximately $30,025,000 consisting of outstanding purchase orders issued in the normal course of business.
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
  Legal Proceedings
     In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”,“HeartStart”,“HeartStart FR2,” and the “HeartStart Home Defibrillator,” infringe certain of the Company’s United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that its products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation and has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend this counter claim vigorously.
     In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend against this suit vigorously.
     We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2005 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the Cardiac Science Corporation Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Purchase Price Allocations
     In connection with the merger transaction in September 2005, we have allocated the purchase price plus transaction costs and the fair value of liabilities assumed to the estimated fair values of CSI assets acquired. The purchase price allocation estimates were made based on our estimates of fair values. Had these estimates been different, reported amounts allocated to assets and liabilities and results of operations subsequent to the acquisitions could be materially impacted.
     Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the identifiable intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and are finalized when we obtain information related to pre-acquisition contingencies which we identified at September 1, 2005 for which the allocation has not been finalized. We may have additional adjustments which could result in a future impact on our results of operations.
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
     Revenue Recognition
     Revenue from sales of hardware products is generally recognized when title transfers to the customer, typically upon shipment. Some of our customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, we recognize revenue on sales of products made to distributors when title transfers to the distributor and all significant obligations have been satisfied. In making a determination of whether significant obligations have been met, we evaluate any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is not determined to be inconsequential or perfunctory, we defer the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed.
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
Results of Operations
     Overview of Results for the Three and Six Months Ended June 30, 2006
•	Revenue of $39.2 million for the three months ended June 30, 2006 and $78.3 million for the six months then ended increased by 79% and 81%, respectively, over the reported amounts for the comparable periods in the prior year.

•	Gross margin improved to approximately 47% for both the three and six month periods ended June 30, 2006 from approximately 45% for both of the comparable respective periods in the prior years.

•	Inclusive of year to date litigation expenses of $2.0 million and merger related charges in the first quarter of over $0.4 million, the Company has generated net income of $0.4 million in the first six months of 2006.

•	In the first six months of 2006, the Company has generated cash from operations of $6.7 million, compared with reported (Quinton only) cash from operations of $2.4 million for the first half of 2005.
     Looking Forward
     We expect continued revenue growth in the future. We expect modest growth, over time, in our cardiac monitoring product revenue as we increase our sales in both the domestic and international markets. We expect significant growth, over time, in sales of our defibrillation products as we continue to participate in the growing overall AED market. Sales of both cardiac monitoring and defibrillation products in any given period may fluctuate, however, due to timing of orders and other factors. We expect service revenue to remain consistent with the second quarter or to decline slightly in the near term as we continue to develop our defibrillation service offerings. We expect modest growth in service revenue over the longer term.
     We expect our overall margin to increase slightly in the future as sales of our higher margin AEDs grow faster than sales of other lower margin products and as a result of future product cost productions. However, our gross margin may fluctuate from period to period, based on fluctuations in product sales mix, competitive impact on AED pricing, the effect of product cost reductions and other factors. We expect continued growth in gross profit from our product and service lines as our revenues increase in the future.
     As revenues increase, we expect our operating expenses to increase also, though at a slower rate than our overall revenue growth. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase in future periods as we continue to develop our corporate infrastructure in support of the growth of our business. We expect to continue to incur significant legal expenses related to our patent litigation through the respective trials. The trials in both of our patent infringement cases are currently scheduled for the first quarter of 2007. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.

  Three-Month Period Ended June 30, 2006 Compared to the Three-Month Period Ended June 30, 2005
  Revenues
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
     Revenues for the three months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Three months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Cardiac monitoring products	$17,727	(7.1%)	$19,073
% of revenue	45.2%		86.8%
Defibrillation products	17,280	100.0%	—
% of revenue	44.1%		0.0%
Service	4,214	45.6%	2,895
% of revenue	10.7%		13.2%

Total revenues	$39,221	78.5%	$21,968

     Cardiac monitoring products revenue decreased by $1,346,000, or 7.1%, to $17,727,000 for the three-month period ended June 30, 2006, from $19,073,000 for the comparable period in 2005. This decrease was primarily due to lower sales of certain products and lower international sales, both generally due to timing of significant orders. We believe this is a temporary fluctuation and do not expect significant sustained reductions in sales of cardiac monitoring products in the future.
     Defibrillation products revenue increased by $17,280,000, or 100.0%, to $17,280,000 for the three-month period ended June 30, 2006, from $0 for the comparable period in 2005. This increase was due to the addition of defibrillation products revenue from CSI, which have been integrated with those of Quinton since September 1, 2005 and to growth in sales of defibrillation products of approximately 27.3% over that reported by CSI for the comparable period in the prior year.
     Service revenue increased by $1,319,000, or 45.6%, to $4,214,000 for the three-month period ended June 30, 2006 from $2,895,000 for the comparable period in 2005. This increase was primarily due to the impact of the addition of defibrillation-related service revenue. Service revenues in future quarters may decrease as certain service contracts assumed in the acquisition of CSI were cancelled during the second quarter of 2006. These contracts were generally for services that management did not consider a part of our core services offering. We do not expect significant additional contract cancellations beyond those that occurred in the first half of 2006.
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

     Gross profit for the three months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Three months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Products	$17,496	97.1%	$8,875
% of products revenue	50.0%		46.5%
Service	1,094	9.4%	1,000
% of service revenue	26.0%		34.5%

Total gross profit	$18,590	88.3%	$9,875

% of total revenue	47.4%		45.0%
     Gross profit increased by $8,715,000, or 88.3%, to $18,590,000 for the three-month period ended June 30, 2006, from $9,875,000 for the comparable period in 2005, principally as a result of the acquisition of CSI and the related defibrillation product and service gross profit and, to a lesser extent, improvement in gross margin on our cardiac monitoring products and services.
     Gross margin from products increased to 50.0% for the three-month period ended June 30, 2006, from 46.5% for the comparable period in 2005. This increase in products gross margin was primarily attributable to the addition of higher margin defibrillation products as the result of the acquisition of CSI, and, to a lesser extent, to an increase in gross margin on the cardiac monitoring product line, resulting from product cost reductions and changes in product mix.
     Gross profit from service increased by $94,000, or 9.4%, to $1,094,000 for the three-month period ended June 30, 2006, from $1,000,000 for the comparable period in 2005, principally due to the addition of defibrillation-related service revenue acquired from CSI. Gross margin from service decreased to 26.0% for the three-month period ended June 30, 2006, from 34.5% for the comparable period in 2005 due to the lower gross margins on the acquired CSI service revenue and the cancellation of non-core service contracts in the second quarter of 2006.
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

     Operating expenses for the three months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Three months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Research and development (including stock based compensation expense of $89 and $0)	$2,875	50.7%	$1,908
% of total revenue	7.3%		8.7%
Sales and marketing (including stock based compensation expense of $215 and $0)	9,914	115.9%	4,592
% of total revenue	25.3%		20.9%
General and administrative (including stock based compensation expense of $175 and $15)	5,916	161.1%	2,266
% of total revenue	15.1%		10.4%

Total operating expenses	$18,705	113.4%	$8,766

% of total revenue	47.7%		40.0%
     Research and development expenses increased by $967,000, or 50.7%, to $2,875,000 for the three-month period ended June 30, 2006, from $1,908,000 for the comparable period in 2005. This increase was primarily due to the impact of additional research and development expenses relating to the CSI business and recognition of stock-based compensation expense in 2006. The increase in research and development expenses was net of cost reductions that were realized after the merger transaction.
     Sales and marketing expenses increased by $5,322,000, or 115.9%, to $9,914,000 for the three-month period ended June 30, 2006, from $4,592,000 for the comparable period in 2005. This increase was primarily due to the impact of additional sales and marketing expenses relating to the CSI business and recognition of stock-based compensation expense in 2006. To a lesser extent, the increase was also due to increases in our staffing related expenses and other investments in marketing to facilitate future growth. The increase in sales and marketing expenses was net of cost reductions that were realized after the merger transaction.
     General and administrative expenses increased by $3,650,000, or 161.1%, to $5,916,000 for the three-month period ended June 30, 2006, from $2,266,000 for the comparable period in 2005. This increase was primarily due to the impact of additional general and administrative expenses relating to the CSI business, an increase in amortization expense of $433,000 related to intangible assets acquired in the merger, an increase in legal expenses of $1,283,000, mostly related to our patent litigation, and recognition of stock-based compensation expense in 2006. The increase in general and administrative expenses was net of cost reductions that were realized after the merger transaction.
  Other Income and Expense
     Total other income was $269,000 for the three-month period ended June 30, 2006. Other income for the three month period ended June 30, 2006 consisted of income of $163,000 related to foreign exchange transaction gains, $60,000 received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period and interest income of $58,000. The increase in other income relating to foreign exchange transaction gains offset a decrease in interest income earned on our decreased average cash balances for the three-month period ended June 30, 2006 over the comparable period in 2005.
  Income Taxes

	Three months ended		Three months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Income before taxes	$154	(88.2%)	$1,307
Income tax expense	$49	(88.7%)	$434
Effective tax rate	31.8%	(4.2%)	33.2%

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
     We have not recorded a valuation allowance against the deferred tax assets acquired in the merger transaction based on management’s assessment that it is more likely than not that we will realize the benefit of these deferred tax assets. However adjustments to deferred tax assets and liabilities resulting from management obtaining all information that it has arranged to obtain will require management to re-evaluate its assessment of our ability to realize the benefit of acquired deferred tax assets and may result in the recording of a valuation allowance as part of the final purchase price allocation.
     Our effective tax rate for the three-month period ended June 30, 2006 was 31.8%, compared to an effective rate of 33.2% for the same period in the prior year. This decrease results primarily from changes in the Company’s estimates of pre-tax income. We estimate the effective rate for the year will approximate 37%.
  Six-Month Period Ended June 30, 2006 Compared to the Six-Month Period Ended June 30, 2005
  Revenues
     Revenues for the six months ended June 30, 2006 and 2005 were as follows:

	Six months ended		Six months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Cardiac monitoring products	$37,576	0.4%	$37,417
% of revenue	48.0%		86.4%
Defibrillation products	32,000	100.0%	—
% of revenue	40.8%		0.0%
Service	8,760	49.0%	5,881
% of revenue	11.2%		13.6%

Total revenues	$78,336	80.9%	$43,298

     Cardiac monitoring products revenue increased by $159,000, or 0.4%, to $37,576,000 for the six-month period ended June 30, 2006, from $37,417,000 for the comparable period in 2005. This increase was primarily due to organic domestic growth offset by lower sales of certain products and lower international sales.
     Defibrillation products revenue increased by $32,000,000, or 100.0%, to $32,000,000 for the six-month period ended June 30, 2006, from $0 for the comparable period in 2005. This increase was due to the addition of defibrillation products revenue from CSI, which have been integrated with those of Quinton since September 1, 2005 and to growth in sales of defibrillation products of approximately 20.0% over that reported by CSI for the comparable period in the prior year.
     Service revenue increased by $2,879,000, or 49.0%, to $8,760,000 for the six-month period ended June 30, 2006 from $5,881,000 for the comparable period in 2005. This increase was primarily due to the impact of the addition of defibrillation-related service revenue. Service revenues in future quarters may decrease as certain service contracts assumed in the acquisition of CSI were cancelled during the second quarter of 2006. These contracts were generally for services that management did not consider a part of our core services offering.

  Gross Profit
     Gross profit for the six months ended June 30, 2006 and 2005 was as follows:

	Six months ended		Six months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Products	$34,385	96.1%	$17,537
% of products revenue	49.4%		46.9%
Service	2,598	23.5%	2,104
% of service revenue	29.7%		35.8%

Total gross profit	$36,983	88.3%	$19,641

% of total revenue	47.2%		45.4%
     Gross profit increased by $17,342,000, or 88.3%, to $36,983,000 for the six-month period ended June 30, 2006, from $19,641,000 for the comparable period in 2005, principally as a result of the acquisition of CSI and, to a lesser extent, improvement in gross margin on our pre-existing revenue streams.
     Gross margin from products increased to 49.4% for the six-month period ended June 30, 2006, from 46.9% for the comparable period in 2005. The increase in products gross margin was primarily attributable to the addition of higher margin products to our line as the result of the acquisition of CSI, and, to a lesser extent, to an increase in gross margin on the pre-existing product line, resulting from product cost reductions and changes in product mix.
     Gross profit from service increased by $494,000, or 23.5%, to $2,598,000 for the six-month period ended June 30, 2006, from $2,104,000 for the comparable period in 2005, principally due to the addition of defibrillation-related service revenue acquired from CSI. Gross margin from service decreased to 29.7% for the six-month period ended June 30, 2006, from 35.8% for the comparable period in 2005 due to the lower gross margins on the acquired CSI service revenue and the cancellation of non-core service contracts in the second quarter of 2006.
  Operating Expenses
     Operating expenses for the six months ended June 30, 2006 and 2005 were as follows:

	Six months ended		Six months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Research and development (including stock based compensation expense of $166 and $0)	$5,845	57.3%	$3,717
% of total revenue	7.5%		8.6%
Sales and marketing (including stock based compensation expense of $372 and $0)	19,297	108.6%	9,249
% of total revenue	24.6%		21.4%
General and administrative (including stock based compensation expense of $331 and $39)	11,727	172.0%	4,311
% of total revenue	15.0%		10.0%

Total operating expenses	$36,869	113.4%	$17,277

% of total revenue	47.1%		39.9%
     Research and development expenses increased by $2,128,000, or 57.3%, to $5,845,000 for the six-month period ended June 30, 2006, from $3,717,000 for the comparable period in 2005. This increase was primarily due to the impact of additional research and development expenses relating to the CSI business and recognition of stock-based compensation expense in 2006. The increase in research and development expenses was net of cost reductions that were realized after the merger transaction.

     Sales and marketing expenses increased by $10,048,000, or 108.6%, to $19,297,000 for the six-month period ended June 30, 2006, from $9,249,000 for the comparable period in 2005. This increase was primarily due to the impact of additional sales and marketing expenses relating to the CSI business and recognition of stock-based compensation expense in 2006. To a lesser extent, the increase was also due to increases in our staffing related expenses and other investments in marketing to facilitate future growth. The increase in sales and marketing expenses was net of cost reductions that were realized after the merger transaction.
     General and administrative expenses increased by $7,416,000, or 172.0%, to $11,727,000 for the six-month period ended June 30, 2006, from $4,311,000 for the comparable period in 2005. This increase was primarily due to the impact of additional general and administrative expenses relating to the CSI business, an increase in amortization expense of $865,000 related to intangible assets acquired in the merger transaction, an increase in legal expenses of $2,179,000, mostly related to our patent litigation, and recognition of stock-based compensation expense in 2006. The increase in general and administrative expenses was net of cost reductions that were realized after the merger transaction.
  Other Income and Expense
     Total other income was $450,000 for the six-month period ended June 30, 2006. Other income for the six month period ended June 30, 2006 consisted of income of $225,000 related to the release of a liability to the city of Deerfield, WI (the location of our manufacturing facilities), $171,000 related to foreign exchange transaction gains, $60,000 received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period and interest income of $86,000. The increase in other income relating to the release of the liability in Deerfield, WI and foreign exchange transaction gains offset a decrease in interest income earned on our decreased average cash balances for the six-month period ended June 30, 2006 over the comparable period in 2005.
  Income Taxes

	Six months ended		Six months ended
	June 30,	% Change	June 30,
(dollars in thousands)	2006	2005 to 2006	2005
Income before taxes	$564	(79.4%)	$2,736
Income tax expense	$208	(77.0%)	$904
Effective tax rate	36.9%	11.8%	33.0%
     Our effective tax rate for the six-month period ended June 30, 2006 was 36.9%, compared to an effective rate of 33.0% for the same period in the prior year. This increase results primarily from our adoption of FAS 123R, which requires us to expense stock-based compensation, and the expiration, as of December 31, 2005, of the federal research and development credit. We estimate the effective rate for the year will approximate 37%.
  Consolidation of Operations
     As a result of the merger transaction, we acquired CSI’s manufacturing and production facilities located in Minnetonka, Minnesota and corporate and administrative facilities in Irvine, California. During the third quarter of 2005, we announced plans to consolidate our Deerfield, Wisconsin and Minnetonka, Minnesota manufacturing and production activities to the Deerfield location. In addition, during the third quarter of 2005, we announced plans to consolidate our Bothell, Washington and Irvine, California corporate and administrative activities to the Bothell location. As a result of the related transition activities, we incurred certain charges relating to retention and relocation of certain employees in the first quarter of 2006 of $184,000 and none in the second quarter of 2006. We do not expect these transition related activities to materially adversely affect revenues in 2006.
  Liquidity and Capital Resources
     Net cash flows provided by operating activities were $3,175,000 for the three-month period ended June 30, 2006, compared to net cash flows provided by operating activities of $1,377,000 for the comparable period in 2005. Net cash flows provided by operating activities for the three-month period ended June 30, 2006 resulted from net income of $118,000, increased by non-cash stock-based compensation and other non-cash charges of $2,146,000 and net decreases in other working capital of $911,000.
     Net cash flows provided by operating activities were $6,744,000 for the six-month period ended June 30, 2006, compared to net cash flows provided by operating activities of $2,377,000 for the comparable period in 2005. Net cash flows provided by operating activities for the six-month period ended June 30, 2006 resulted from net income of $382,000, increased by non-cash stock-based compensation and other non-cash charges of $4,202,000 and net decreases in other working capital of $2,160,000. Included in net cash flows provided by operating activities for the six-month period ended June 30, 2006 were payments of $751,000 for merger related charges.
     Net cash flows used in investing activities of $841,000 for the three-month period ended June 30, 2006 consisted of payments of $441,000 for acquisition costs related to the merger transaction and payments of $400,000 for capital expenditures. Net cash flows used in investing activities of $533,000 for the three-month period ended June 30, 2005 consisted of payments of $1,018,000 for acquisition costs related to the merger transaction, payments of $140,000 for capital expenditures and proceeds from sale of marketable equity securities of $625,000.
     Net cash flows used in investing activities of $2,010,000 for the six-month period ended June 30, 2006 consisted of payments of $1,214,000 for acquisition costs related to the merger transaction and payments of $796,000 for capital expenditures. Net cash flows used in investing activities of $799,000 for the six-month period ended June 30, 2005 consisted of payments of $1,097,000 for acquisition costs related to the merger transaction, payments of $327,000 for capital expenditures and proceeds from sale of marketable equity securities of $625,000.
     Net cash flows provided by financing activities of $243,000 and $165,000 for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, resulted from proceeds from exercises of stock options and issuances of common stock under our ESPP.
     Net cash flows provided by financing activities of $466,000 and $350,000 for the six-month periods ended June 30, 2006 and June 30, 2005, respectively, resulted from proceeds from exercises of stock options and issuances of common stock under our ESPP.
     Cash and cash equivalents at June 30, 2006 increased from balances at December 31, 2005 due primarily to net cash flows from operating activities, as described above.
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
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that Philips’ automated external defibrillators sold under the names “HeartStart OnSite Defibrillator”,“HeartStart”,“HeartStart FR2,” and the “HeartStart Home Defibrillator,” infringe certain of the Company’s United States patents. In the same action, Philips counterclaimed for infringement of certain of its patents and the Company has sought a declaration from the Court that its products do not infringe such patents. Many of the Philips defibrillators’ are promoted by Philips as including, among other things, pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and battery, features that the suit alleges are key competitive advantages of the Company’s Powerheart and Survivalink AEDs and are covered under the Company’s patents. At this stage, the Company is unable to predict the outcome of this litigation and has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend this counter claim vigorously.
     In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern Division of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of our AEDs infringe the patent. The patent is now expired. We have filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, we are unable to predict the outcome of this litigation. We have not established an accrual for this matter because a loss is not determined to be probable. We intend to defend against this suit vigorously.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     We have re-scheduled our 2006 annual meeting of stockholders from Friday, July 28, 2006 to Friday, October 27, 2006. The decision to postpone the annual meeting was made in part due to our evaluation of our compliance with Nasdaq’s rule requiring a majority of the board of directors to be independent in the wake of the resignation of an independent director in May 2006. That evaluation was dependent in part on interpretive advice sought from Nasdaq, which was recently obtained. Based on the outcome of that evaluation, we do not expect our board of directors to nominate a director to fill the vacancy created by the resignation of that independent director. Our board of directors has determined that a majority of the current directors are independent, and we intend to maintain a board of directors composed of at least a majority of independent directors in the future.
     Proposals of stockholders that are intended to be presented at the 2006 annual meeting must be received by us a reasonable time before we begin to print and mail it proxy materials, which we expect to occur on or before September 22, 2006, in order to be included in the proxy statement and proxy relating to that annual meeting. A stockholder must have continuously held at least $2,000 in market value, or 1%, of our outstanding stock for at least one year by the date of submitting the proposal, and such stockholder must continue to own such stock through the date of the meeting. If we do not receive notice of a stockholder proposal a reasonable time before mailing the proxy materials, the persons named as proxies in the proxy statement for the 2006 annual meeting of stockholders will have discretionary authority to vote on such proposal at the meeting. Stockholders are also advised to review our bylaws that contain additional requirements with respect to advance notice of stockholder proposals and director nominations. These advance notice provisions apply regardless of whether a stockholder seeks to include such proposals in the proxy statement relating to the 2006 annual meeting of stockholders.
Item 6. Exhibits

Exhibits
10.32	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Cardiac Science Corporation 2002 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION

By:	/s/ Michael K. Matysik Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 9, 2006