Form 10-Q
period 2006-09-30
Cardiac Science CORP
filed 2006-11-09
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of November 2, 2006 was 22,553,277.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$10,699	$3,546
Accounts receivable, net of allowance for doubtful accounts of $802 and $3,455, respectively	22,646	25,738
Inventories	19,873	22,052
Deferred income taxes	7,372	12,115
Prepaid expenses and other current assets	1,946	2,511

Total current assets	62,536	65,962
Other assets	228	100
Machinery and equipment, net of accumulated depreciation and amortization of $9,574 and $7,565, respectively	6,429	7,631
Deferred income taxes	36,311	27,849
Intangible assets, net of accumulated amortization of $5,244 and $2,642, respectively	32,736	35,338
Investment in unconsolidated entities	458	462
Goodwill	107,762	111,215

Total assets	$246,460	$248,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,295	$11,642
Accrued liabilities	8,285	11,918
Warranty liability	2,666	2,348
Deferred revenue	7,109	7,924

Total current liabilities	30,355	33,832
Other liabilities	937	1,806

Total liabilities	31,292	35,638
Minority interest in consolidated entity	90	128
Commitments and contingencies
Shareholders’ Equity:

Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of September 30, 2006 and December 31, 2005	—	—

Common stock (65,000,000 shares authorized), $0.001 par value, 22,540,062 and 22,410,344 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	220,547	218,335
Accumulated other comprehensive income (loss)	(4)	5
Accumulated deficit	(5,465)	(5,549)

Total shareholders’ equity	215,078	212,791

Total liabilities and shareholders’ equity	$246,460	$248,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except share and per share data)	2006	2005	2006	2005
Revenues:
Products	$33,890	$24,033	$103,466	$61,450
Service	4,226	3,413	12,986	9,294

Total revenues	38,116	27,446	116,452	70,744

Cost of Revenues:
Products	16,910	13,029	52,101	32,909
Service	3,138	2,139	9,300	5,916

Total cost of revenues	20,048	15,168	61,401	38,825

Gross profit	18,068	12,278	55,051	31,919
Operating Expenses:
Research and development	2,792	2,262	8,637	5,979
Sales and marketing	10,045	6,601	29,342	15,850
General and administrative	5,863	4,697	17,590	9,008

Total operating expenses	18,700	13,560	55,569	30,837

Operating income (loss)	(632)	(1,282)	(518)	1,082
Other Income (Expense):
Interest income (expense), net	18	123	(37)	381
Other income, net	94	34	599	148

Total other income	112	157	562	529

Income (loss) before income taxes and minority interest in consolidated entity	(520)	(1,125)	44	1,611
Income tax benefit (expense)	209	558	1	(346)

Income (loss) before minority interest in consolidated entity	(311)	(567)	45	1,265
Minority interest in (income) loss of consolidated entity	13	(2)	39	24

Net income (loss)	$(298)	$(569)	$84	$1,289

Net income (loss) per share — basic	$(0.01)	$(0.04)	$0.00	$0.11
Net income (loss) per share — diluted	$(0.01)	$(0.04)	$0.00	$0.10
Weighted average shares outstanding — basic	22,523,266	14,523,096	22,480,553	12,099,187
Weighted average shares outstanding — diluted	22,523,266	14,523,096	22,551,600	12,429,725
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Operating Activities:
Net income (loss)	$(298)	$(569)	$84	$1,289
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,561	792	4,661	1,606
Deferred income taxes	(345)	(541)	(233)	291
Stock-based compensation	522	—	1,538	39
Minority interest in income (loss) of consolidated entity	(13)	2	(39)	(24)
Gain on sale of marketable equity securities	—	—	—	(15)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	2,238	(481)	3,136	160
Inventories	(1,077)	1,081	697	696
Prepaid expenses and other current assets	348	117	1,334	(18)
Accounts payable	67	(1,864)	945	(1,967)
Accrued liabilities	(611)	626	(2,959)	(791)
Warranty liability	(24)	(188)	39	(222)
Deferred revenue	(376)	190	(467)	498

Net cash flows provided by (used in) operating activities	1,992	(835)	8,736	1,542

Investing Activities:
Purchases of machinery and equipment	(137)	(164)	(933)	(491)
Payments related to the purchase of Cardiac Science, Inc.	(316)	(14,806)	(1,530)	(15,903)
Proceeds from sales of marketable equity securities	—	—	—	625
Proceeds from collection of note	238	—	238	—

Net cash flows used in investing activities	(215)	(14,970)	(2,225)	(15,769)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	176	234	642	584
Proceeds from issuance of stock, net of issuance costs	—	(140)	—	(140)

Net cash flows provided by financing activities	176	94	642	444

Net change in cash and cash equivalents	1,953	(15,711)	7,153	(13,783)
Cash and cash equivalents, beginning of period	8,746	23,830	3,546	21,902

Cash and cash equivalents, end of period	$10,699	$8,119	$10,699	$8,119

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
     Basis of Presentation
          The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2006, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the three and nine-month periods ended September 30, 2006 and 2005 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2005 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Cardiac Science Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2005 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
     Use of Estimates
          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the allocation of the purchase price, collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, intra-period tax allocation, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
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

          The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share data)	2006	2005	2006	2005
Numerator:
Net income (loss)	$(298)	$(569)	$84	$1,289
Denominator:
Weighted average shares for basic calculation	22,523,266	14,523,096	22,480,553	12,099,187
Incremental shares from employee stock options	—	—	71,047	330,538

Weighted average shares for diluted calculation	22,523,266	14,523,096	22,551,600	12,429,725

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options and warrants excluded from the computation of diluted income per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Antidilutive shares issuable upon exercise of stock options	3,049,224	2,051,836	2,219,438	956,593
Antidilutive shares issuable upon exercise of warrants	330,909	110,313	330,909	36,768

Total	3,380,133	2,162,149	2,550,347	993,361

     Customer and Vendor Concentrations
          The following table summarizes the customers accounting for 10% or more of our total revenues:

	Three months ended		Nine months ended
	September 30,		September 30,
Customer	2006	2005	2006	2005
Customer 1	13.6%	*	12.4%	*
Customer 2	*	10.7%	*	13.9%

*	Did not exceed 10%.
     The following table summarizes the vendors accounting for 10% or more of our purchases:

	Three months ended		Nine months ended
	September 30,		September 30,
Vendor	2006	2005	2006	2005
Vendor 1	23.2%	*	14.4%	*
Vendor 2	*	17.8%	11.8%	19.0%
Vendor 3	*	10.7%	*	*

*	Did not exceed 10%.
          Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
     Taxes Collected from Customers and Remitted to Governmental Authorities
          The Company uses the net method (excluded from revenue) for reporting taxes that are assessed by a governmental authority that are directly imposed on revenue-producing transactions, i.e. sales, use and value–added taxes.
     Recent Accounting Pronouncements
          In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November, 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its financial statements.
2. Merger Transaction with Cardiac Science, Inc.
          On September 1, 2005, the Company, Quinton and CSI completed the merger transaction which was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting. Quinton was the acquiring entity for financial reporting purposes based on the criteria for determining the acquirer set forth in Financial Accounting Standards Board Statement No. 141, “Business Combinations” . Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values.
          As a result of the merger transaction, there has been an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code. As a result of such ownership change, the amount of taxable income in any year (or portions of a year) subsequent to the ownership change that may be offset by Quinton’s and CSI’s net operating losses (“NOL”s) from periods prior to the date of such ownership change generally cannot exceed the Section 382 limitation. Based on currently available information, the Company does not expect that the ownership change will materially affect the ultimate availability of Quinton’s NOLs or tax credit carryforwards to reduce tax liabilities in future taxable periods. The ownership change reduces the availability of a significant portion of CSI’s NOLs, and its tax credit carryforwards, to reduce future income tax liabilities.
          The purchase consideration of $181,075,000 was allocated to CSI assets and liabilities and consisted of the following:
•	11,467,753 shares of common stock valued at approximately $146,911,000 issued to CSI stockholders and senior note holders. The fair value of common stock issued is based on a per share value of $12.81, which is equal to Quinton’s average closing price per share as reported on The Nasdaq National Market for a five trading day period (two days before and after February 28, 2005), the announcement date of the merger transaction, adjusted by the Quinton exchange ratio.

•	Cash payment of $20,000,000 to the CSI senior note holders.

•	1,229,881 vested options to purchase shares of common stock issued to CSI option holders, valued at $7,402,000 calculated using the Black-Scholes option-pricing model.

•	330,909 exercisable warrants to purchase shares of common stock issued to certain CSI warrant holders, valued at $1,320,000 calculated using the Black-Scholes option-pricing model.

•	$3,198,000 in accrued liabilities related to estimated exit and severance costs.

•	$2,244,000 in estimated transaction related costs of Quinton.

          The following table summarizes total purchase consideration:

(in thousands)
Cash	$20,000
Shares	146,911
Options	7,402
Warrants	1,320
Accrued liabilities	3,198
Transaction costs	2,244

Total	$181,075

          The following table summarizes the fair values of assets acquired and liabilities assumed at September 1, 2005, the date on which the merger transaction was completed, with certain fair values adjusted in the nine months ended September 30, 2006 as additional information became available. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and were finalized when the Company obtained information related to pre-acquisition contingencies which we identified at September 1, 2005. The fair values of property and equipment and intangible assets and liabilities were valued by an independent third party. During the nine months ended September 30, 2006, certain purchase accounting adjustments related to uncertainties of income tax matters resulting from the business combination and adjustments to other assets and liabilities were made as a result of obtaining information which the Company had previously arranged to obtain. Accordingly, there was a decrease to goodwill of approximately $3,453,000. The Company does not expect additional goodwill adjustments after the allocation period ended at September 1, 2006, with the exception of taxes.
          The adjusted allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$6,295
Accounts receivable, net of allowance for doubtful accounts	7,098
Inventories	11,826
Net deferred tax assets, current	2,957
Prepaid expenses and other current assets	2,548
Machinery and equipment	3,979
Net deferred tax assets, non-current	29,725
Other long-term assets	661
Intangible assets	31,360
Goodwill	99,139

Total assets acquired	195,588
Liabilities assumed	(14,513)

Net assets acquired	$181,075

     The adjustments made to goodwill for the nine months ended September 30, 2006 were as follows:

Nine months ended
(in thousands)	September 30, 2006
Goodwill, beginning of period	$102,592
Increase in accounts receivable, net of allowance for doubtful accounts	(44)
Decrease in inventories	1,513
Decrease in net deferred tax assets, current	4,742
Increase in prepaid expenses and other current assets	(1,135)
Increase in net deferred tax assets, non-current	(8,225)
Decrease in liabilities assumed	(304)

Goodwill, end of period	$99,139

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
          The following unaudited pro forma data summarizes the results of operations for the three and nine months ended September 30, 2005 as if the merger transaction had been completed as of January 1, 2005. The pro forma data gives effect to actual operating results prior to the merger transaction, adjusted to include the pro forma effect of, among other things, increases in amortization expense of identified intangible assets, elimination of interest expense on retired debt and interest income on cash utilized to retire debt, and amortization of the increase in inventory:

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005
Revenues	$32,907	$106,091
Net loss	$(4,716)	$(59,007)
Basic net loss per share	$(0.21)	$(2.64)
          Pro forma operating data for the nine months ended September 30, 2005 include a goodwill impairment charge of $47.3 million recorded by CSI during March 2005.
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

          The following table summarizes revenues by product line:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Cardiac monitoring products	$16,697	$18,597	$54,230	$55,487
Defibrillation products	17,193	5,436	49,236	5,963
Service	4,226	3,413	12,986	9,294

Total	$38,116	$27,446	$116,452	$70,744

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Domestic	$27,816	$24,188	$87,416	$64,174
Foreign	10,300	3,258	29,036	6,570

Total	$38,116	$27,446	$116,452	$70,744

          All intangible assets are domestic. Long-lived assets located outside of the United States are not material.
4. Restructuring Costs
          The merger transaction resulted in excess facilities and redundant employee positions. The Company accrued $1,418,000 of restructuring costs as part of the merger transaction purchase price for lease exit costs associated with the Irvine, California and Minnetonka Minnesota facilities and other operating leases. In addition, a restructuring liability with a preliminarily estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
          Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms of the Minnetonka, Minnesota and Solon and Warransville, Ohio facilities, which end in August 2007 and January 2009, respectively.
          The Company recorded charges of $1,589,000 for the year ended December 31, 2005 and $21,000 and $233,000 for the three months and nine months ended September 30, 2006, respectively, which consisted of employee retention costs and other costs resulting from a reduction in force of 101 employees across all Company functions.
          Of the restructuring costs accrued at September 30, 2006, $937,000 was included in Other Liabilities and $925,000 was included in Accrued Liabilities. The remaining employee severance and retention costs will be paid out through August 2007.
          The following tables summarize restructuring activity during the year ended December 31, 2005 and the nine months ended September 30, 2006:

	Balance at	Accrued as Part			Balance at
	December 31,	of the Merger		Cash	December 31,
(in thousands)	2004	Transaction	Additions	Expenditures	2005
Vacated facilities	$—	$2,709	$56	$(514)	$2,251
Employee severance and retention costs	—	1,702	1,589	(1,478)	1,813

	Balance at				Balance at
	December 31,		Cash		September 30,
(in thousands)	2005	Additions	Expenditures	Adjustments	2006
Vacated facilities	$2,251	$93	$(680)	$(152)	$1,512
Employee severance and retention costs	1,813	233	(1,696)	—	350

5. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	September 30,	December 31,
(in thousands)	2006	2005
Raw materials	$16,046	$18,746
Finished goods	3,827	3,306

Total inventories	$19,873	$22,052

6. Credit Facility
          Quinton established a line of credit in December 2002, which was assumed by the Company in the merger transaction. The credit agreement was amended in September 2005, and expires in September 2007. Borrowings under the line of credit are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and eligible inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.
          As of September 30, 2006, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $364,000. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure, an adjusted quick ratio and certain reporting requirements. At September 30, 2006, the Company was in compliance with all covenants under the credit facility. At September 30, 2006 and December 31, 2005, the Company did not have any borrowings under this line of credit.
7. Warranty Liability
          Changes in the warranty liability for the nine months ended September 30, 2006 were as follows:

Nine months ended
(in thousands)	September 30, 2006
Warranty liability, beginning of the period	$2,348
Charged to cost of revenues	1,546
Adjustment to estimated fair value of acquired warranty	279
Warranty expenditures	(1,507)

Warranty liability, end of the period	$2,666

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

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment”, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options and for purchases under the ESPP since the ESPP purchase discounts exceed the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, in accordance with the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the three and nine months ended September 30, 2006.
          Total stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 was approximately $522,000 and $1,538,000, respectively, before income taxes. Stock-based compensation of $31,000 was capitalized and included in inventory in the consolidated balance sheet at September 30, 2006. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $360,000, $69,000, $93,000 and $0, respectively for the three months ended September 30, 2006 and $1,130,000, $207,000, $219,000 and $13,000, respectively for the nine months ended September 30, 2006. Additionally, $31,000 was capitalized as a part of inventory in the nine months ended September 30, 2006. The Company issues new shares upon the exercise of stock options, grants of stock awards and purchases through the ESPP.
          The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006:

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	As Reported	If Reported	As Reported	If Reported
	Following	Following	Following	Following
(in thousands, except per share data)	SFAS 123R	APB 25	SFAS 123R	APB 25
Condensed Consolidated Statement of Operations:
Operating income (loss)	$(632)	$(203)	$(518)	$788
Income (loss) before income taxes and minority interest in consolidated entity	$(520)	$(91)	$44	$1,350
Net income (loss)	$(298)	$72	$84	$1,206

Net income (loss) per share:
Basic	$(0.01)	$—	$—	$0.05
Diluted	$(0.01)	$—	$—	$0.05

Condensed Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$1,992	$1,992	$8,736	$8,736
Net cash provided by financing activities	$176	$176	$642	$642
     The following table shows the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options (or the purchase date of the stock purchased under the ESPP, as applicable), in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” for the three and nine months ended September 30, 2005. Disclosures for the three and nine months ended September 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
(in thousands, except per share data)	2005	2005
Net income (loss) — as reported	$(569)	$1,289
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	—	39
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $39 and $150, respectively	(550)	(1,645)

Net loss — pro forma	$(1,119)	$(317)

Net income (loss) per share as reported — basic	$(0.04)	$0.11
Net income (loss) per share as reported — diluted	$(0.04)	$0.10
Net loss per share pro forma — basic	$(0.08)	$(0.03)
Net loss per share pro forma — diluted	$(0.08)	$(0.03)
          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(pro forma)		(pro forma)
Stock options plans:*
Volatility	54.3%	—	55.6%	62.0%
Expected term (years)	6.25	—	6.25	6.25
Risk-free interest rate	5.1%	—	4.7%	4.5%
Expected dividend yield	—	—	—	—
Fair value of options granted	$4.74	$—	$6.12	$8.05

Employee stock purchase plan:
Volatility	34.0%	64.6%	34.0%	64.6%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.4%	2.7%	4.4%	2.7%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$2.37	$4.44	$2.37	$4.44

Non-vested stock:
Fair value of non-vested stock awards granted	$8.14	$—	$8.24	$—

*	Stock options were not issued in the three months ended June 30, 2006 or 2005 or the three months ended September 30, 2005.
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
          Stock Option Plans — Stock options to purchase the Company’s common stock are granted at prices at or above the fair market value on the date of grant. Options held by employees generally vest 25% after one year from the date of the grant and then monthly thereafter and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over one year.
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
          The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $7.41 as of the last business day of the three and nine month period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date.
          As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,946,000, which is expected to be recognized over a weighted average period of approximately 1.8 years. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $40,000 and $426,000, respectively, and for the three and nine months ended September 30, 2005 was $122,000 and $166,000, respectively. The Company issues new shares of common stock upon the exercise of options.
          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of September 30, 2006:

Outstanding shares — 2002 Plan	1,891,915
Outstanding shares — 1997 Plan	1,157,309
Stock options available for grant	576,637
Outstanding restricted stock grants	183,300
Employee stock purchase plan shares available for issuance	589,615

Total common shares reserved for future issuance	4,398,776

          2002 Plan — In February 2002, Quinton’s board of directors adopted and Quinton’s shareholders approved the 2002 Stock Incentive Plan (the “2002 Plan”), which became effective upon completion of Quinton’s initial public offering in May 2002 and was assumed by the Company in connection with the merger transaction. The 2002 Plan replaced Quinton’s 1998 Equity Incentive Plan (the “1998 Plan”) for purposes of all future incentive stock awards. The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock, all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.
          Options held by employees generally vest 25% after one year from the date of the grant and then monthly thereafter over a three and one-half to four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. The Company has also adopted a stock option grant program for non-employee directors, administered under the terms and conditions of the 2002 Plan.

     The following table summarizes information about the 2002 Plan option activity during the three and nine months ended September 30, 2006:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, January 1, 2006	1,960,525	$7.67	6.8 years
Granted	75,000	11.13	9.8 years
Exercised	(41,124)	0.84	2.9 years
Cancelled	(66,023)	10.26	7.7 years

Outstanding, March 31, 2006	1,928,378	7.86	6.9 years	$4,297
Granted	—	—	—
Exercised	(7,796)	8.80	6.2 years
Cancelled	(5,285)	10.21	7.7 years

Outstanding, June 30, 2006	1,915,297	7.86	6.6 years	3,222
Granted	20,000	8.18	9.8 years
Exercised	(8,871)	4.56	5.0 years
Cancelled	(34,511)	9.18	9.3 years

Outstanding, September 30, 2006	1,891,915	$7.83	6.6 years	$2,861

Exercisable, September 30, 2006	1,620,474	$7.27	5.3 years	$2,861

          The following information is provided for 2002 Plan options outstanding and exercisable at September 30, 2006:

	Outstanding
			Weighted-	Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$0.00 — $1.08	32,335	$0.29	2.4 years	32,335	$0.29
$1.09 — $2.42	6,138	1.31	3.0 years	6,138	1.31
$2.43 — $3.25	559,044	2.85	4.3 years	559,044	2.85
$3.26 — $4.51	13,091	4.28	5.5 years	13,091	4.28
$4.52 — $7.59	7,718	6.99	6.8 years	7,718	7.00
$7.60 — $8.79	215,345	7.81	6.6 years	175,655	7.77
$8.80 — $10.84	599,567	9.83	8.0 years	581,593	9.81
$10.85 — $12.95	450,189	12.01	8.1 years	236,876	12.14
$12.96 — $14.25	8,488	13.46	8.1 years	8,024	13.36

$0.00 — $14.25	1,891,915	$7.83	6.6 years	1,620,474	$7.27

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

     The following table summarizes information about the 1997 Plan option activity during the three and nine months ended September 30, 2006:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, January 1, 2006	1,274,748	$25.04	6.8 years
Cancelled	(18,350)	23.35	7.5 years

Outstanding, March 31, 2006	1,256,398	25.07	6.6 years	$6
Cancelled	(6,750)	26.29	7.7 years

Outstanding, June 30, 2006	1,249,648	25.06	6.3 years	—
Cancelled	(92,339)	22.86	7.5 years

Outstanding and exercisable, September 30, 2006	1,157,309	$25.21	6.0 years	$—

          The following information is provided for 1997 Plan options outstanding and exercisable at September 30, 2006:

		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
Range of Exercise Prices	Options	Price	Life
$9.05	60,000	$9.05	9.1 years
$10.20 — $11.10	16,825	10.84	8.6 years
$16.00 — $17.50	122,475	17.36	6.1 years
$19.30 — $20.60	555,375	20.29	5.4 years
$21.20 — $22.40	16,464	22.07	7.0 years
$24.00 — $24.60	59,595	24.19	5.9 years
$26.00 — $26.00	32,000	26.00	6.7 years
$35.20 — $36.50	25,340	35.21	7.1 years
$38.30 — $41.50	207,842	39.99	6.4 years
$45.30 — $50.70	29,500	46.05	6.4 years
$54.40 — $60.00	31,893	58.37	3.9 years

$9.05 — $60.00	1,157,309	$25.21	6.0 years

          Non-vested Stock Awards — In the fourth quarter of 2005, the Company began granting employees non-vested stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price.
          Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. The non-vested stock awards require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $93,000 and $219,000 during the three months and nine months ended September 30, 2006, respectively.
          As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $1,499,000, which is expected to be recognized over a weighted average period of approximately 3.6 years.

          The following table summarizes information about the non-vested stock awards activity during the three and nine months ended September 30, 2006:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested balance, January 1, 2006	104,350	$9.38
Granted	3,700	10.12

Non-vested balance, March 31, 2006	108,050	9.41
Granted	1,450	9.62
Vested	(1,450)	9.62
Cancelled	(9,300)	9.40

Non-vested balance, June 30, 2006	98,750	9.41
Granted	88,900	8.14
Cancelled	(4,350)	9.18

Non-vested balance, September 30, 2006	183,300	$8.80

          Employee Stock Purchase Plan — The Company has an Employee Stock Purchase Plan (“ESPP”) which was established by Quinton in 2002 and was assumed by the Company in connection with the merger transaction. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
          The Company issued 22,758 and 70,478 shares of common stock during the three and nine months ended September 30, 2006 in connection with the ESPP and received total proceeds of $147,000 and $515,000, respectively. Prior to the adoption of SFAS 123R, the Company did not record compensation expense related to the ESPP. During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense for the ESPP of approximately $69,000 and $207,000, respectively.
9. Comprehensive Income
          The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net income (loss)	$(298)	$(569)	$84	$1,289

Other comprehensive income (loss), net of related tax effects of $1, $0, $5 and $13 respectively	(2)	—	(9)	(22)

Total comprehensive income (loss)	$(300)	$(569)	$75	$1,267

10. Commitments and Contingencies
     Other Commitments
          As of September 30, 2006, the Company had purchase obligations of approximately $26,760,000 consisting of outstanding purchase orders issued in the normal course of business.

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
          In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern District of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend against this suit vigorously.
          In March, 2006, the Institute of Applied Management and Law, Inc. (IAML) commenced an arbitration against CSI for alleged failure to perform on a marketing agreement. The Company believes that IAML’s interpretation of the agreement is unfounded and is contesting IAML’s claim. At this stage, the Company is unable to predict the outcome of this action. The Company has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend against this claim vigorously.
          We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” ”will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to uncertainties, including the risk that:
•	The unpredictability of our quarterly revenue and operating results may cause volatility in the trading price of our common stock;

•	We may fail to successfully develop and commercialize new versions of our products or maintain our relationships with our distributors, strategic partners or suppliers;

•	Our products face intense competition, which may result in pricing pressure that could negatively impact our revenue;

•	We may fail to maintain or obtain regulatory clearances or approvals for our products;

•	We face potential liability claims related to infringement of intellectual property rights and product warranties;

•	Application of accounting rules related to stock option expensing, utilization of deferred tax assets, asset impairment and purchase accounting could cause fluctuations in our operating results and affect our reported results of operations; and
          The principal factors that could cause or contribute to such differences include, but are not limited to, those listed above and the other factors discussed in the section entitled “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the Cardiac Science Corporation Annual Report on Form 10-K for the year ended December 31, 2005.
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
          Stock-based Compensation
          We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
          Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the identifiable intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and were finalized by September 1, 2006 with the exception of taxes.
          Accounts Receivable
          Accounts receivable represent a significant portion of our assets. We must make estimates of the collectibility of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Different estimates regarding the collectibility of accounts receivable may have a material impact on the timing and amount of reported bad debt expense and on the carrying value of accounts receivable.
          Inventories
          Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on the financial statements as a whole.
          Goodwill
          Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with acquisitions of our medical treadmill product line, Burdick and CSI. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products, which include our product service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
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
          We performed a test for goodwill impairment at September 30, 2006 based on the decline in our stock price which we considered a trigger event in accordance with SFAS 142. We did not record an impairment charge as a result of this analysis.
          Intangible Assets
          Our intangible assets are comprised primarily of trade names, developed technology and customer relationships, all of which were acquired in our acquisition of Burdick in 2003 and the merger transaction with CSI in 2005. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.
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

          Deferred Tax Assets and Income Taxes
          As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our net deferred tax assets.
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
          Restructuring Costs
          Our merger transaction with CSI caused excess facilities and redundant employee positions. In 2005 we recorded an estimated restructuring accrual of $4,411,000 in connection with the merger transaction. Determining the necessary restructuring accrual required us to estimate future sublease income for vacated excess facilities.
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

Results of Operations
     Overview of Results for the Three and Nine Months Ended September 30, 2006
•	Revenue of $38.1 million for the three months ended September 30, 2006 and $116.5 million for the nine months then ended increased by 39% and 65%, respectively, over the reported amounts for the comparable periods in the prior year.

•	Gross margin improved to approximately 47% for both the three and nine month periods ended September 30, 2006 from approximately 45% for both of the comparable respective periods in the prior year.

•	In the three and nine months ended September 30, 2006, the Company generated cash from operations of $2.0 million and $8.7 million, respectively.
     Looking Forward
          We expect continued revenue growth in the foreseeable future. We expect modest growth, over time, in our cardiac monitoring product revenue as we increase our sales in both the domestic and international markets. We believe the decrease in sales of our cardiac monitoring products in 2006 compared to 2005 is a temporary fluctuation and do not expect significant sustained reductions in sales of cardiac monitoring products in the future. We expect significant growth, over time, in sales of our defibrillation products as we continue to participate in the growing overall AED market. Sales of both cardiac monitoring and defibrillation products in any given period may fluctuate, however, due to timing of orders and other factors. We expect modest growth in service revenue over the longer term.
     We expect our gross margin to increase slightly in the foreseeable future as sales of our higher margin AEDs grow faster than sales of other lower margin products and as a result of expected product cost reductions. However, our gross margin may fluctuate from period to period, based on fluctuations in product sales mix, competitive impact on AED pricing, the effect of product cost reductions and other factors. We expect continued growth in gross profit from our product and service lines as our revenues increase in upcoming quarters.
     As revenues increase, we expect our operating expenses to increase also, though at a slower rate than our overall revenue rate. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase in upcoming quarters as we continue to develop our corporate infrastructure in support of the growth of our business. We expect to continue to incur significant legal expenses related to our patent litigation. The trials in both of our patent infringement cases are currently scheduled during or before the first half of 2007. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.
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

     Revenues for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended		Three months ended	Nine months ended		Nine months ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2006	2005 to 2006	2005	2006	2005 to 2006	2005
Cardiac monitoring products	$16,697	(10.2%)	$18,597	$54,230	(2.3%)	$55,487
% of revenue	43.8%		67.8%	46.6%		78.5%
Defibrillation products	17,193	216.3%	5,436	49,236	725.7%	5,963
% of revenue	45.1%		19.8%	42.3%		8.4%
Service	4,226	23.8%	3,413	12,986	39.7%	9,294
% of revenue	11.1%		12.4%	11.2%		13.1%

Total revenues	$38,116	38.9%	$27,446	$116,452	64.6%	$70,744

     Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
          Cardiac monitoring products revenue decreased for the three month period ended September 30, 2006 from the comparable period in 2005. This decrease was principally caused by increased competition, delays in some of our product launches, longer buying cycles in hospitals, and timing of orders from some of the distributors in our primary care channel. Sales of cardiac monitoring products were strong in areas outside of the United States.
          Defibrillation products revenue increased for the three month period ended September 30, 2006 from the comparable periods in 2005. This increase was due to the addition of defibrillation products revenue from CSI as of September 1, 2005. Defibrillation product revenue increased significantly over pro forma revenue for the same period last year, giving effect to the merger transaction as if the two companies had been combined for the entire period, resulting primarily from higher sales of international defibrillation products and to a lesser extent by increased domestic sales of AEDs. Most of the international sales occur through Nihon Kohden in Japan, our Japanese distribution partner, and in the United Kingdom where we sell through our direct sales force. We believe the increase in domestic AED sales is the result of the improved performance of our restructured sales force.
          Service revenue increased for the three month period ended September 30, 2006 from the comparable period in 2005. This increase was primarily due to the addition of defibrillation-related service revenue.
     Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
          Cardiac monitoring products revenue decreased slightly for the nine month period ended September 30, 2006 from the comparable period in 2005. This decrease was caused primarily from increased competition, delays in some of our product launches and longer buying cycles in hospitals.
          Defibrillation products revenue increased for the nine month period ended September 30, 2006 from the comparable periods in 2005. This increase was due to the addition of defibrillation products revenue from CSI as of September 1, 2005. Defibrillation product revenue increased significantly over pro forma revenue for the same period last year giving effect to the merger transaction as if the two companies had been combined for the entire period, driven mostly by higher sales of international defibrillation products. Most of the international sales occur through Nihon Kohden, our Japanese distribution partner, and in the United Kingdom where we sell through our direct sales force.
          Service revenue increased for the nine month period ended September 30, 2006 from the comparable period in 2005. This increase was primarily due to the impact of the addition of defibrillation-related service revenue.
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

          Gross profit for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Three months ended	Nine months ended		Nine months ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2006	2005 to 2006	2005	2006	2005 to 2006	2005
Products	$16,980	54.3%	$11,004	$51,365	80.0%	$28,541
% of products revenue	50.1%		45.8%	49.6%		46.4%
Service	1,088	(14.6%)	1,274	3,686	9.1%	3,378
% of service revenue	25.7%		37.3%	28.4%		36.3%

Total gross profit	$18,068	47.2%	$12,278	$55,051	72.5%	$31,919

% of total revenue	47.4%		44.7%	47.3%		45.1%
     Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
          Gross profit from products increased for the three month period ended September 30, 2006 from the comparable period in 2005 principally due to gross profit on sales of AEDs after the acquisition of CSI in September 2005. Sales of higher margin cardiac monitoring products in 2006 compared to 2005 contributed to the increase in gross margin as a percent of revenue from products for the three months ended September 30, 2006 compared to the same period in 2005.
          Gross profit from service decreased for the three month period ended September 30, 2006 from the comparable period in 2005, principally due to the lower gross margins on cardiac monitoring service contracts in 2006 and to a lesser extent from lower gross margins on the acquired CSI service revenue.
     Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
          Gross profit from products increased for the nine month period ended September 30, 2006 from the comparable period in 2005 principally due to gross profit on sales of AEDs after the acquisition of CSI in September 2005. Sales of higher margin cardiac monitoring products in 2006 compared to 2005 contributed to the increase in gross margin as a percent of revenue from products for the three months ended September 30, 2006 compared to the same period in 2005.
          Gross profit from service increased for the nine month period ended September 30, 2006 from the comparable period in 2005. Principally due to margins on defibrillation service revenue, offset by lower gross margins on cardiac monitoring service contracts in 2006. Reported service margin for the nine month period ended September 30, 2006 decreased slightly compared to pro forma service margin giving effect to the merger transaction as if CSI and Quinton had been combined for the comparable prior year period due primarily to lower gross margins on the acquired service revenue and the cancellation of certain non-core contracts in the second quarter of 2006.
     Operating Expenses
          Operating expenses consisted of expenses related to research and development, sales and marketing and other expenses required to run our business, including stock based compensation in 2006, which we began expensing in accordance with SFAS 123R in the first quarter of 2006.
          Research and development expenses consisted primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of products. We expense research and development costs as incurred. Several components of our research and development effort require significant funding, the timing of which can cause significant quarterly variability in our expenses.
          Sales and marketing expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions as well as costs associated with promotional and other marketing activities.
          General and administrative expenses consisted primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel, professional fees, legal fees, including fees associated with our ongoing litigation, and other corporate expenses.

     Operating expenses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months		Three months	Nine months		Nine months
	ended		ended	ended		ended
	September	% Change	September	September	% Change	September
(dollars in thousands)	30, 2006	2005 to 2006	30, 2005	30, 2006	2005 to 2006	30, 2005
Research and development (including stock based compensation expense of $84 and $250 in 2006)	$2,792	23.4%	$2,262	$8,637	44.5%	$5,979
% of total revenue	7.3%		8.2%	7.4%		8.5%
Sales and marketing (including stock based compensation expense of $183 and $555 in 2006)	10,045	52.2%	6,601	29,342	85.1%	15,850
% of total revenue	26.4%		24.1%	25.2%		22.4%
General and administrative (including stock based compensation expense of $164, $0, $495 and $39)	5,863	24.8%	4,697	17,590	95.3%	9,008
% of total revenue	15.4%		17.1%	15.1%		12.7%

Total operating expenses	$18,700	37.9%	$13,560	$55,569	80.2%	$30,837

% of total revenue	49.1%		49.4%	47.7%		43.6%
          The increase in research and development expenses for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 was primarily due to additional research and development expenses relating to our defibrillation products and recognition of stock-based compensation expense in 2006. The increase in research and development expenses was net of cost reductions that were realized after the merger transaction.
          The increase in sales and marketing expenses for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 was primarily due to the addition of the defibrillation sales force in September 2005, marketing costs associated with our defibrillation products and recognition of stock-based compensation expense in 2006. To a lesser extent, the increase was also due to investments in marketing program expenses to facilitate future growth.
          The increase in general and administrative expenses for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 was primarily due to increases in amortization expense related to intangible assets acquired in the merger, increases in legal expenses of $1,484,000 and $3,664,000, respectively, mostly related to our patent litigation, and recognition of stock-based compensation expense in 2006.
     Other Income and Expense
          Total other income was $112,000 and $562,000, respectively, for the three and nine month periods ended September 30, 2006. Other income for the nine month period ended September 30, 2006 consisted of income of $225,000 related to the release of a liability to the city of Deerfield, Wisconsin (the location of our manufacturing facilities), $226,000 related to foreign exchange transaction gains and $90,000 received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period. The increase in other income relating to the release of the liability in Deerfield, Wisconsin and foreign exchange transaction gains offset a decrease in interest income earned on our reduced average cash balances for the nine-month period ended September 30, 2006 over the comparable period in 2005.
     Income Taxes
          In the third quarter of 2006, we recorded a tax benefit of $209,000 compared to a benefit in 2005 of $558,000. Our effective tax rate for the three-month period ended September 30, 2006 was a benefit of 40.2%, compared to an effective rate of a benefit of 49.6% for the same period in the prior year. This decrease was primarily due to estimates of 2006 pre-tax income and certain permanent items. Our effective tax rate for the nine-month period ended September 30, 2006 was a benefit of 2.3%, compared to an effective rate of 21.5% for the same period in the prior year. This decrease was primarily due to estimates of 2006 pre-tax income and certain permanent items. We estimate the effective rate for the year will approximate 50%.
     Consolidation of Operations
          As a result of the merger transaction, we acquired CSI’s manufacturing and production facilities located in Minnetonka, Minnesota and corporate and administrative facilities in Irvine, California. During the third quarter of 2005, we announced plans to consolidate our Deerfield, Wisconsin and Minnetonka, Minnesota manufacturing and production activities to the Deerfield location. In addition, during the third quarter of 2005, we announced plans to consolidate our Bothell,

Washington and Irvine corporate and administrative activities to the Bothell location. As a result of the related transition activities, we incurred certain charges relating to retention and relocation of certain employees in the first quarter of 2006 of $184,000 and none in the second or third quarters of 2006. We do not expect these transition related activities to materially adversely affect revenues for the remainder of 2006.
     Liquidity and Capital Resources
          Cash flows for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months		Three months	Nine months		Nine months
	ended		ended	ended		ended
	September	% Change	September	September	% Change	September
(dollars in thousands)	30, 2006	2005 to 2006	30, 2005	30, 2006	2005 to 2006	30, 2005
Cash flow provided by (used in) operating activities	$1,992	338.6%	$(835)	$8,736	466.5%	$1,542

Cash flow used in investing activities	(215)	98.6%	(14,970)	(2,225)	(85.9%)	(15,769)

Cash flow provided by financing activities	176	87.2%	94	642	44.6%	444

Total change in cash	$1,953	112.4%	$(15,711)	$7,153	151.9%	$(13,783)

          Net cash flows provided by operating activities of $1,992,000 and $8,736,000, respectively, for the three and nine month periods ended September 30, 2006 increased significantly from the same periods in 2005 due primarily the net loss in the quarter and net income/loss offset by non-cash charges and the increases in working capital driven mainly by improved collections of accounts receivable.
          Net cash flows used in investing activities consisted of payments for capital expenditures, partially offset by proceeds from collection of a note receivable related to an acquired royalty agreement in the third quarter of 2006. In addition, net cash flows used in investing activities of for the three and nine month periods ended September 30, 2006 included payments of acquisition costs related to the merger transaction of $316,000 and $1,530,000, respectively. Cash flows used in investing activities in the three and nine month periods ended September 30, 2005 included payments of $21,101,000 and $22,198,000, respectively, for acquisition costs related to the merger transaction, partially offset by cash acquired as a result of the merger transaction of $6,295,000 and proceeds from the sale of marketable equity securities.
          Net cash flows provided by financing activities for the three and nine month periods ended September 30, 2006 consisted of proceeds from exercises of stock options and issuances of common stock under our ESPP. Net cash flows provided by financing activities for the three and nine month periods ended September 30, 2005 consisted of proceeds from exercises of stock options and issuances of common stock under our ESPP, which were offset by payments of stock registration costs connected with the merger transaction.
          We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

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
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          In March 2004, William S. Parker brought suit initially against CSI for patent infringement in the United States District Court for the Eastern District of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend against this suit vigorously.
          In March, 2006, the Institute of Applied Management and Law, Inc. (IAML) commenced an arbitration against CSI for alleged failure to perform on a marketing agreement. The Company believes that IAML’s interpretation of the agreement is unfounded and is contesting IAML’s claim. At this stage, the Company is unable to predict the outcome of this action. The Company has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to defend against this claim vigorously.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          At our Annual Meeting of Stockholders held on October 27, 2006, the following action was taken:
          Election of Director for a three-year term expiring at the 2009 annual meeting:

	For	Withheld
Jeffrey F. O’Donnell, Sr.	20,844,846	203,245
          Current directors whose terms are continuing after the 2006 annual meeting are W. Robert Berg, Jue-Hsien Chern, Ph.D., Raymond W. Cohen, John R. Hinson, Ruediger Naumann-Etienne and Ray E. Newton, III.

Item 5. Other Information
          None.
Item 6. Exhibits

Exhibits	Description
10.57*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and John R. Hinson

10.58*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Michael K. Matysik

10.59*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Kurt B. Lemvigh

10.60*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Darryl R. Lustig

10.61*	2006 Compensation Incentive Plan for Darryl R. Lustig

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 22, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION

By:	/s/ Michael K. Matysik Michael K. Matysik
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2006