Form 10-K
period 2006-12-31
Cardiac Science CORP
filed 2007-03-16
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51512
Cardiac Science Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3300396
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3303 Monte Villa Parkway, Bothell, WA	98021
(Address of Principal Executive Offices)	(Zip Code)
(425) 402-2000
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value	NASDAQ Global Market
Securities Registered Pursuant to Section 12(g) of the Act: None.
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2006 as reported on the Nasdaq National market, was approximately $23,672,485.
     The number of shares of the registrant’s Common Stock outstanding at March 1, 2007 was 22,621,680.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to the registrant’s 2007 annual meeting of shareholders. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part III of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CARDIAC SCIENCE CORPORATION
2006 FORM 10-K ANNUAL REPORT

Page
PART I
Item 1. Business	1
Item 1A. Risk Factors	17
Item 1B. Unresolved Staff Comments	25
Item 2. Properties	25
Item 3. Legal Proceedings	25
Item 4. Submission of Matters to a Vote of Security Holders	26
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6. Selected Financial Data	28
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	41
Item 8. Financial Statements and Supplementary Data	42
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	80
Item 9A Controls and Procedures	80
Item 9B Other Information	80
PART III
Item 10. Directors, Executive Officers and Corporate Governance	81
Item 11. Executive Compensation	81
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item 13. Certain Relationships and Related Transactions, and Director Independence	81
Item 14. Principal Accountant Fees and Services	81
PART IV
Item 15. Exhibits and Financial Statement Schedules	82

Signatures	83
EXHIBIT 10.8
EXHIBIT 10.33
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.42
EXHIBIT 10.44
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

i

PART 1
     This Annual Report on Form 10-K contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” ”will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The terms “the Company,” “us,” “we” and “our” refer to Cardiac Science Corporation and our majority-owned subsidiaries.
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
     We develop, manufacture and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiographs, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor defibrillators and cardiology data management systems. We also sell a variety of related products and consumables and provide a comprehensive portfolio of training, maintenance and support services. We market our products under the Burdick, Powerheart and Quinton brand names.
     Industry Background
     The American Heart Association (“AHA”) reports that there are over 64 million patients in the U.S. with active or developing heart disease. Heart disease is believed to be the leading cause of death in the U.S. In recent years, it has been estimated that as many as 450,000 people in the United States alone die each year from sudden cardiac arrest (“SCA”), or what is commonly referred to as a massive heart attack. The AHA also estimates the direct cost of treating heart disease and stroke at over $400 billion annually.

     Our Markets
     We provide a family of advanced cardiac monitoring and defibrillation products and services. We characterize the systems used by healthcare providers to diagnose, monitor and manage heart disease as the “cardiac monitoring” market. We characterize the devices used to automatically or manually resuscitate victims of cardiac arrest as the “defibrillation” market.
     Based on industry reports and management estimates, we believe that combined 2006 sales in the markets in which we compete were over $2 billion, and will approach or exceed $3 billion during the next five years. We believe the worldwide market for cardiac monitoring systems is at least $1 billion and is growing at over 3% annually, with a portion of that market, cardiology management systems, growing at over 10% annually. We believe the worldwide market for AEDs currently exceeds $300 million and will more than double over the next five years. We believe the worldwide market for manual (or traditional) external defibrillators is currently over $700 million and is growing at approximately 5% annually.
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
     What Are the Challenges Related to Defibrillation?
     Death from SCA occurs without warning or immediately after the onset of symptoms. The AHA estimates that 50% of SCA victims have no prior indication of heart disease—their first symptom is SCA. For those with a known history of cardiac disease, the chance of sudden cardiac death is four to six times greater than that of the general population.
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
     During the last several years, there has been increasing awareness that AEDs save lives and can be safely used by lay people. Communities that strategically place AEDs in public buildings, arenas, airports and emergency vehicles have been able to reduce response times and, therefore, improve survival rates for SCA dramatically. Communities with these public access defibrillation (“PAD”) programs have reported community survival rates approaching 50 percent. In some venues, such as casinos and corporate workplaces, when the first shock is often delivered within 3-5 minutes, reported survival rates have ranged even higher.
     The introduction and adoption of numerous AED-related bills at the federal level and in state governments in the past several years has facilitated growth in new and existing markets for AEDs. During the last several years, these initiatives have resulted in certain protections from civil liability arising from emergency use of AEDs, funding programs for PAD program implementation and the mandatory deployment of AEDs in some settings. In addition, the AHA has publicly encouraged widespread deployment of AEDs in the workplaces, communities and homes.
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

     See Note 3 to our Consolidated Financial Statements included elsewhere in this report for a list of product lines contributing revenues of 10% or more in each of the last three fiscal years.
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
     Related products and supplies
     Cardiac monitoring products often require lead wires and electrodes to be attached to the patient to retrieve and process patient ECGs, as well as thermal chart paper to generate reports. We sell these items, including our Quik-Prep electrodes, and provide an array of other complementary cardiology related products, such as blood pressure monitors and spirometers.

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
     To facilitate these connections, we have chosen to implement commonly used formats and protocols. These formats, such as portable document format (“PDF”) and extensible markup language (“XML”) enable the storage and dissemination of clinical information.
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
     Defibrillation Products
     We design our defibrillation products using advanced technology in order to deliver superior performance, reliability, flexibility and ease of use. All of our defibrillation products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our Self-

Tracking Active Response (“STAR”) Biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA.
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
     Automated External Defibrillation Products
     AEDs are deployed in numerous settings, including educational institutions, federal, state and local municipal agencies, fire and police departments, ambulances, railroads, airports, airlines, military bases, hospitals, nursing homes, health clubs, physician and dental offices, and leading corporations. Our AEDs have also been chosen by many local governments and municipalities for use in community based PAD programs in cities such as London, England, San Diego, California, Miami, Florida, Minneapolis, Minnesota and St. Louis, Missouri.
     We currently manufacture AEDs which comply with the latest CPR and defibrillation protocols established by the AHA in November 2005. In addition, we are currently providing software to customers allowing them to upgrade many of their AEDs to comply with these guidelines.
     Our principal AED products include:
     Powerheart® AED G3 PRO
     The Powerheart AED G3 PRO is a technologically advanced AED designed for use by sophisticated users of lifesaving equipment, such as hospital personnel, medical professionals and emergency medical technicians. This product displays the victim’s heart rhythm on a built-in high resolution color ECG display and gives professional users the option of delivering defibrillation shocks either semi-automatically or manually during the emergency treatment of victims of sudden cardiac arrest. Other advanced features include continuous cardiac monitoring capability via an ECG patient cable, multiple rescue data storage, clear and comprehensive voice prompts, infrared data transfer and optional rechargeable battery.
     Powerheart AED G3 Automatic
     The Powerheart AED G3 Automatic is a fully-automatic AED designed specifically for public places and corporate workplace settings. A rescuer need only listen to its detailed voice instructions explaining how to attach the device to the heart attack victim to potentially save a life. There are no buttons to push or additional actions required, since this product analyzes the patient’s condition to detect a life-threatening heart rhythm and, if appropriate, automatically delivers a potentially life-saving defibrillation shock to restore the heart to a normal rhythm.
     Powerheart AED G3
     In addition to the features of the Powerheart AED G3 Automatic, the Powerheart AED G3 includes an option for semi-automatic delivery of shocks and is used in a multitude of settings. The rescuer listens to the Powerheart AED G3s voice instructions explaining how to attach the device to the heart attack victim and, if a life-threatening heart rhythm is detected, the rescuer is instructed to press the shock button to deliver potentially life-saving defibrillation shock to restore the heart to a normal rhythm.
     Powerheart AED G3 Plus Automatic
     The Powerheart AED G3 Plus Automatic is a fully-automatic AED, designed specifically for public places and corporate workplace settings. A rescuer needs only listen to its extensive voice instructions designed to direct a minimally trained user through cardiopulmonary resuscitation (“CPR”) and AED use to potentially save a life. There are no buttons to push or additional actions required, since it analyzes the patient’s condition to detect a life-

threatening heart rhythm and, if appropriate, automatically delivers a potentially life-saving defibrillation shock to restore the heart to a normal rhythm.
     Powerheart AED G3 Plus
     In addition to the features of the Powerheart AED G3, The Powerheart AED G3 Plus provides extensive voice prompts designed to direct a minimally trained user through CPR and AED use. This includes detailed rescue code voice prompts and metronome guidance for CPR compressions.
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
     Defibrillation Supplies and Accessories
     We provide an extensive line of supplies and accessories to support our customers’ defibrillation programs. These include replacement electrodes and batteries, training devices, wall cabinets, carrying cases and more.
     Services
     We provide a full range of AED training, maintenance and support services. Our services include training in the use of AEDs and related training in CPR. We deliver these AED/CPR training services in the field through a U.S. field staff of over 150 part time employees. We also provide medical direction and information management necessary for AED users to be in compliance with various state laws and regulations.
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
     Variable Escalating Biphasic Defibrillation Energy. Our patented STAR® Biphasic waveform technology instantly determines a patient’s impedance, defibrillation threshold and cellular response characteristics in order to optimize and adjust the magnitude of the defibrillation shock based on a patient’s unique size and weight. STAR Biphasic also facilities the escalation of energy if subsequent shocks are necessary. We believe this feature reduces the total of shocks required to convert patients to a normal rhythm. In addition to the use of STAR Biphasic waveform technology in our defibrillator devices, we also license this technology to selected partners.

     Ease of Use. Time is critical during cardiac defibrillation. Our defibrillators are recognized as having industrial designs and user interfaces that facilitate ease of use. This uncompromising commitment to ease of use allows a wide variety of users in a multitude of medical and public access environments to successfully operate our devices. Our AEDs have one button or no button operation and provide clear, concise voice prompts that provide detailed instructions to guide the user through the rescue process.
     Reliability. Our patented RescueReady™ technology provides automatic daily self-tests of all critical system components including batteries and pre-connected disposable electrode pads, to ensure our defibrillators are working properly. Our AEDs, which may be deployed in environments for months or years without being used, automatically simulate a full and complete energy discharge to ensure operability. If a fault is detected during self-testing, our devices alert users via visual and audible alarms.
     Flexibility. Our various defibrillators allow for fully-automatic, semi-automatic or manual delivery of defibrillation therapy. Operators can easily customize their device settings to suit their particular requirements. Our most popular AED offers patented fully-automatic delivery of shocks, which differentiates it from competitive devices.
     Rugged design. Durability and low cost of ownership are key features of our defibrillators. Designed for the most rugged applications our devices can withstand the demands of daily use by hospitals as well as deployments in military settings, fire trucks, police vehicles and ambulances.
     Growth Strategy
     Our growth strategy is to: (1) exploit under-penetrated and emerging market segments; (2) create opportunities through innovation; (3) broaden our distribution; (4) leverage our services capabilities; and (5) pursue strategic mergers or acquisitions.
     Exploit under-penetrated and emerging market segments
     Despite our relatively broad product line, we do not currently have offerings for a number of segments and sub-segments within our core markets. We intend to address many of these areas in the future, which would include offering suitable products at both higher and lower price points within these markets. Based on industry reports and management estimates, we also believe the global market for AEDs is significantly under-penetrated. We intend to focus our global AED selling efforts in the corporate workplace, government, school, first responder and medical markets. We believe that, by continuing to focus the efforts of our direct sales force and distribution partners on these markets, we can increase our AED sales.
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
     Create opportunities through innovation
     We have made significant investment in research and development over the last several years, and we expect to continue to make significant investment in this area. By continuing to innovate, we believe that we will be able to attract new customers and sell replacement products, product upgrades, consumables and services to our existing customers. We intend to focus our research and development activities on new technologies, new clinical applications and other enhancements to our products that will make them easier to use, less expensive and provide better technical, clinical or connectivity functionality. In addition, we expect to continue to localize our products, with languages and other relevant features, to expand our sales internationally.

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
     We expect to continue to enter into selling alliances, where appropriate, with industry players whose distribution capabilities can be effectively utilized, such as our agreements with Nihon Kohden in Japan to distribute certain cardiac monitoring and defibrillator products, and with GE globally to distribute certain defibrillator products. We believe our existing arrangements have even greater potential than demonstrated to date, and we expect to see increased sales from these, particularly in the near term.
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
     Industry leading brands. We believe Burdick, Powerheart and Quinton, the three principal brands under which we market our products, are highly respected names in the field of cardiology. Burdick has been an innovator in medical devices since 1913 and in cardiology since 1949. Our Powerheart AEDs are feature rich and known for their sophisticated but easy to use technology. Wayne Quinton developed the first treadmill designed for cardiac stress testing in 1953. Since 1966, the Quinton name has been highly regarded for its quality, reliable advanced cardiology products. We believe we have enjoyed strong brand recognition for all of our products and that we are known for a high level of service, which drives strong relationships with our customers.
     Leading market positions. We believe that we have a leading position in several domestic and international market segments in both cardiac monitoring and defibrillation. In AEDs, we have a substantial presence in U.S. corporate and government workplaces, as well as internationally in the United Kingdom and Japan. In cardiac monitoring, we have a large installed base of stress test systems and rehabilitation telemetry systems and a significant presence in Holter monitors, electrocardiographs, and cardiology data management systems. We estimate that our installed base exceeds 200,000 monitoring units worldwide. Our installed base presents an excellent target market for future sales of products, systems, software upgrades and related service and consumables.
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
     Our Organization
     Sales and Marketing
     We have structured our sales organization into four primary channels: (1) our U.S. acute care sales force, which sells cardiac monitoring products and services directly to hospitals; (2) our U.S. primary care sales force, which supports a network of independent distributors in selling both cardiac monitoring and defibrillation products to primary care physicians and cardiologists; (3) our U.S. public access sales force, which consists of an integrated network of direct sales representatives and third party distributors who work together to optimize our sales of AEDs domestically; and (4) our international sales team, which consists of a direct sales force in the United Kingdom, together with a network of over 100 international distributors that provide sales and service relating to all of our products in approximately 90 countries.
     Our U.S. acute care sales team principally sells cardiac monitoring products to hospitals and each sales representative is responsible for a region and a sales quota for that region. Our sales efforts in the acute care market increasingly target system sales opportunities. Our sales efforts have historically promoted stand-alone product sales and were most successful in small and midsize hospitals, and rehabilitation clinics. We believe improvements in our technology and changes in customer needs make our products attractive to larger hospitals and physician practices, as well.
     Our U.S. primary care sales force principally sells cardiac monitoring and defibrillation products outside the hospital. Each of our sales specialists within this channel is responsible for a specific geographic territory and has a sales quota in supporting our independent distributor network in making sales to primary care physicians, cardiology offices and all other alternate care facilities in that territory. We provide our distributors with discounts and promotional marketing support, based on a variety of factors including the annual volume of orders.
     Our U.S. public access sales force sells our defibrillation products, primarily AEDs, and training services to corporate and government workplace markets, as well as through school, military and first responder (police/fire) markets. Our sales representatives in this channel are responsible for territories that are defined by a combination of geographic and market segment characteristics. Each sales representative, selling directly and working with distributors in their territories, is responsible for a sales quota in that territory.
     Internationally, we sell both our cardiac monitoring and defibrillation products primarily through country specific distributors, except in the U.K. where we have a direct sales operation, and in Japan, where we have an OEM relationship with Nihon Kohden. Our international distribution network is managed by a team of employees and agents living abroad.
     In addition to these sales channels, we have distribution arrangements with various partners such as GE, which will sell our AEDs and in-hospital defibrillation products in the North American hospital market and in all international markets. In North America, the products will be branded as Cardiac Science, while outside of North America, the products will be sold by GE under its own brand.
     We support all of our sales efforts with a variety of targeted marketing activities, including direct mail, telemarketing, publications, trade shows, training and other promotional activities.
     We do not have significant sales backlog. At both December 31, 2005 and 2006, our total sales backlog represented less than 60 days of anticipated sales volume.
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
     Our large installed base facilitates the sale of service contracts and post–warranty support and presents a cross-selling opportunity for products that are complementary to our customers’ existing installations. In international markets our distributors provide support and other services.
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
     Our research and development expenses were $11.7 million in 2006, $9.4 million in 2005 and $7.4 million in 2004. This represents approximately 8.1% of our revenues over that three-year period. From 2004 to 2006, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products.
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

     Manufacturing and Supply
     Our manufacturing process consists primarily of assembly and testing of AEDs, electrocardiographs, stress test systems, Holter monitoring systems, rehabilitation telemetry systems, medical treadmills, electrodes, and various other products. During 2006, we performed these manufacturing activities at our Deerfield, Wisconsin facility and, to a lesser extent, at the facilities of our majority owned joint venture operation in Shanghai, China.
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
     Our Competition
     The following chart indicates the most significant competitors for each of our major product lines:

Product	Competitors
AEDs	Philips, Medtronic, Zoll Medical, Welch Allyn
Electrocardiolographs	General Electric, Philips, Schiller, Welch Allyn
Cardiac stress testing systems	General Electric, Philips, Welch Allyn
Holter monitoring systems	SpaceLabs, General Electric, Philips, Midmark
Cardiac Rehabilitation telemetry systems	Life Sensing Intruments, Scott Care
Cardiology data management systems	General Electric, Philips
Traditional (non-AED) defibrillators	Zoll, Medtronic, Philips
     We believe that, depending on the products and situation, our customers consider some or all of the following factors in determining which products to purchase:
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
     Government Regulation
     Our products are medical devices subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:
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
     After a pre-market approval application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System regulation. New pre-market approval applications or pre-market approval application supplements are required for significant modifications to the manufacturing process, labeling and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.
     As described previously, certain of our devices have been classified as class III pre-amendment devices. These devices include our AED product line. Although we currently have 510(k) clearance for these devices, the FDA has the discretion at any time to request pre-market approval applications from us and all manufacturers of similar devices. If the FDA calls for pre-market approval applications, we will be required to submit and obtain approvals for such devices within a specified period of time. If we fail to do so, we will not be allowed to continue marketing these products.
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
     The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institute for conformity with the European Union Medical Device Directive allowing us to CE mark our product lines. This quality system has been developed by the International Organization for Standardization to ensure that companies are aware of the standards of quality to which their products will be held worldwide. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE mark will preclude us from selling our products in the European Union. We may not be successful in maintaining certification requirements necessary for distribution of our products in the European Union.
     Under the Canadian Medical Devices Regulations, all medical devices are classified into four classes, class I being the lowest risk class and class IV being the highest risk. Class I devices include among others, devices that make only non-invasive contact with the patient. Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current products sold in Canada generally fall into classes II and III. All class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (class I devices do not require such a license). We have obtained applicable Medical Device Licenses for many of our products. Failure to maintain required Medical Device Licenses in Canada or to meet other requirements of the Canadian Medical Devices Regulations (such as quality system standards and labeling requirements) for our products will preclude us from selling our products in Canada. We may not be successful in continuing to meet the medical device licensing requirements necessary for distribution of our products in Canada.
     Intellectual Property
     We believe that our intellectual property assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. As of December 31, 2006, we held 110 U.S. and foreign patents, which expire at various times between 2009 and 2024. We also have over 15 patent applications pending before U.S. and foreign governmental bodies. We believe that our patents and proprietary technology provide us with a competitive advantage over our competitors. We intend to continue to aggressively defend our inventions and also look for opportunities to license our technology to generate royalty income.
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
     Employees
     As of December 31, 2006, we had 551 full time employees plus 5 contract employees, whose positions we expect to become full time during 2007. This combined total of 556 full time positions includes 76 in research and development, 164 in sales and marketing, 69 in technical and support services, 147 in manufacturing and supplies operations, 21 in regulatory affairs and 79 in finance and administration. These employee totals include 23 employees in our majority owned Shanghai-Quinton joint venture. In addition, we had approximately 141 part-time employees, most of whom provide training to our customers on an as-needed basis. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.
     Foreign Operations
     Sales to customers located outside the United States were approximately $37.9 million, $14.2 million and $5.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additional information is provided in Item 8, Note 3 to the Consolidated Financial Statements, “Segment Reporting.”
     Available Information
     We maintain an Internet site at http://www.cardiacscience.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request. Our web site and the information contained therein or connected thereto are not incorporated by reference into this report.

Item 1A. Risk Factors
Our stock price is volatile, and you may not be able to sell your shares for a profit.
     The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:
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
We may be unable to maintain profitability, which could result in a decline in our stock price
     We had net income of $49,000 in 2006 and a net loss of $1,238,000 in 2005. Although we expect to remain profitable in 2007, our ability to generate net income will depend on our ability to increase our revenues and contain our expenses. In order to generate additional revenues, we will need to continue developing and offering competitive products and services, maintain our network of distributors and expand our customer base. Also, we will need to contain costs associated with integrating our merged operations, investing in product development and marketing, and protecting our intellectual property. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. If we are unable to maintain profitability in the future, our stock price could decline.
We may be unable to increase sales of our cardiac monitoring products and services, which could cause our stock price to decrease.
     Cardiac monitoring products and services are generally a mature and stable market, and sales of our products and services in this market fell 4% in 2006 from 2005 on a pro forma basis. Our ability to revitalize this line of products depends on our restructuring efforts, the development and commercialization of competitive new product and service offerings, and our success in increasing sales and gaining market share from our competitors. If we are unsuccessful in these efforts, our sales revenues from this line of products and services may decrease, our financial results may suffer, and our stock price may decline.
We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our business operations and financial results.
     Our medical devices are subject to regulation by numerous government agencies, including the U.S. FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance from the FDA for our new products, or enhancements or modifications to existing products, and if we do, such approval may:
•	take a significant amount of time;

•	require the expenditure of substantial resources;

•	involve stringent clinical and pre-clinical testing;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the proposed uses of our products.
     Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of such devices and require us to notify health professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees, or us. The FDA may also recommend prosecution to the Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.
     Foreign governmental regulations have become increasingly stringent, and we may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental law or regulation imposed in the future may have a material adverse effect on us.
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
     The quarterly revenues and operating results of Quinton and CSI have varied in the past and our quarterly revenues and operating results may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:
•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties;

•	delays in the development or commercial introduction of new versions of products;

•	the ability to attain and maintain production volumes and quality levels for our products and product components;

•	effects of domestic and foreign economic conditions on our industry and/or customers;

•	changes in the demand for our products;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products we sell, which could affect our revenue levels as well as our gross margins;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products;

•	the loss of key personnel;

•	the loss of key distributors or distribution companies;

•	seasonality in the sales of our products;

•	the impact of pending litigation and related expenses;

•	the impact of longer buying cycles; and

•	the impact of employee turnover.
     Historically, both Quinton’s and CSI’s quarterly financial results were often impacted by the receipt of a large number of customer orders in the last weeks of a quarter. If these orders are delayed to the following quarter or canceled, our sales could fall short of our targets and our stock price could decline. Due to the factors summarized above, we believe that period-to-period comparisons of our operating results are not a good indication of future performance and should not be relied upon to predict future operating results.
If we are unsuccessful in developing and commercializing new versions of our products, our operating results will suffer.
     To be successful, we must develop and commercialize new versions of our products for both domestic and international markets. Our products must keep pace with rapid industry change, comply with rapidly evolving industry standards and government regulations and compete effectively with new product introductions of our competitors. Because our products are technologically complex, developing new products requires extensive design, development and testing at the technological, product and manufacturing stages. To successfully develop and commercialize new versions of our products, we need to:
•	accurately assess customer needs;

•	develop products that are functional and easy to use;

•	quickly and cost-effectively obtain regulatory clearance or approval;

•	price competitively;

•	manufacture and deliver on time;

•	control costs associated with manufacturing, installation, warranty and maintenance;

•	manage customer acceptance and payment;

•	limit demands by our customers for retrofits;

•	access new interface standards needed for product connectivity;

•	anticipate and meet demands of our international customers for products featuring local language capabilities; and

•	anticipate and compete effectively with our competitors’ efforts.
     Our failure to accomplish any of these items, or others involved in developing and commercializing new products, could delay or prevent the release of new products. These difficulties and delays could cause our development expenses to increase and harm our financial and operating results.
We rely primarily on our distributors to generate sales of our products; if we do not maintain our relationships with distributors or they fail to successfully distribute our products, our sales and operating results will likely suffer.
     In the U.S. and abroad, we sell many of our products principally through distributors and other third party organizations. One of these distribution organizations accounted for 10.7% of the Company’s revenues in 2006. Generally, we have little or no control over our distributors, and in many cases our distributor contracts are short-term or may be terminated on little or no notice. If any of our key distributor agreements are cancelled or if we are unable to renew them as they expire, or if our distributors fail to develop relationships with important target customers, our sales and operating results may suffer materially.
Interruption or cancellation of supply, and our inability to secure alternative suppliers on a timely basis, would likely harm our ability to ship products to our customers, decrease our revenues and increase our costs.
     If our suppliers reduce, delay or discontinue production of component parts for our products, we will be forced to seek replacement parts from alternative sources. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. In some cases, for reasons of quality assurance, cost effectiveness or availability, we procure certain components and raw materials only from a sole supplier. While we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that our supplies will be uninterrupted. In addition, due to the stringent regulations and requirements of the U.S. FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could result in significant delays or cancellations of product shipments and the need to modify our products to utilize available components. This could result in reduced revenues, higher costs or both.
Inadequate levels of reimbursement from governmental or other third-party payers for procedures using our products may cause revenues to decrease.
     Healthcare costs have risen significantly over the past decade. Federal, state and local governments have adopted a number of healthcare policies intended to curb rising healthcare costs. There have been and may continue to be proposals by legislators, regulators and third-party payers to keep these costs down. Certain proposals, if passed, could impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payers. These limitations could have a material adverse effect on our financial position and results of operations.

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
     The diagnostic cardiology systems market and the AED market are highly competitive, and we expect competition to intensify in the future. Some of our competitors are larger companies, such as General Electric Company, Medtronic Emergency Response Systems, a unit of Medtronic, Inc., and Philips Medical Systems, a unit of Koninklijke Philips Electronics N.V., who may have:
•	greater financial and technical resources;

•	greater variety of products;

•	greater product pricing, discounting and bundling flexibility;

•	patent portfolios that may present an obstacle to our conduct of business;

•	stronger brand recognition and marketing resources; and

•	larger distribution and sales networks.
     In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products that obtain market acceptance, our revenues and financial results may suffer.
Quality problems with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.
     Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.
If we do not maintain or grow revenues from our support services or consumables, our operating and financial results may be negatively impacted.
     A significant portion of our revenues is generated from post-sale support services we provide for our products and from the sale of ancillary cardiology products and consumables related to our products, such as patented electrodes, pads, cables, leads, and thermal chart paper. As hospitals expand their in-house capabilities to service diagnostic equipment and systems, they may be able to service our products without additional support from us. In addition, our customers may express an increasing preference for ancillary cardiology products and consumables that are manufactured or provided by other vendors. Any of these events could result in a decline in our revenues and adversely affect our financial and operating results.
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
     Our customers typically order products on a purchase order basis, and we do not generally have long-term purchase contracts. In limited circumstances, customer orders may be cancelled, changed or delayed on short notice. Lack of significant order backlog makes it difficult for us to forecast future sales with certainty. Long and varying sales cycles with our customers make it difficult to accurately forecast component and product requirements. These factors expose us to a number of risks:
•	if we overestimate our requirements we may be obligated to purchase more components or third-party products than is required;

•	if we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product or product component inventory, which could interrupt manufacturing of our products and result in delays or cancellations in shipments and loss of revenues;

•	we may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	over or under production can lead to higher expense, lower than anticipated revenues, and reduced margins.
If market conditions cause us to reduce the selling price of our products, or our market share is negatively affected by the activities of our competitors, our margins and operating results will decrease.
     The selling price of our products and our market share are subject to market conditions. Major shifts in industry market share have occurred in connection with product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. We may experience decreasing prices for the goods and services we offer due to pricing pressure experienced by our customers from managed care organizations and other third-party payers; increased market power of our customers as the medical device industry consolidates; and increased competition among medical engineering and manufacturing services providers. If the prices for our goods and services decrease and we are unable to reduce our expenses, we may lose market share and our results of operations will be adversely affected.
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
Our international business is subject to risks that could adversely affect our profitability and operating results.
     Our international operations, which accounted for 24% of our revenues in 2006, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:
•	changes in foreign medical reimbursement programs and policies;

•	changes in foreign regulatory requirements;

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the U.S.;

•	fluctuations in foreign currency exchange rates;

•	less protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import and export licensing requirements;

•	work force instability;

•	political and economic instability; and

•	complex tax and cash management issues.
If we are unable to retain our executive officers and hire and retain other key personnel, we may not be able to sustain or grow our business.
     Our success is dependent in large part on the continued employment and performance of key executive, managerial, sales and technical personnel and our ability to attract and retain additional highly qualified personnel. We compete for key personnel with other companies, academic institutions, government entities and other organizations. Our ability to maintain and expand our business may be impaired if we are unable to retain our key personnel, hire or retain other qualified personnel in the future, or if our key personnel decide to join a competitor or otherwise compete with us.
Warranty and product liability claims could adversely impact our earnings and reputation.
     The manufacturing, marketing and sale of medical devices exposes us to the risk of warranty claims, product liability claims or product recalls. We are from time to time subject to warranty claims with regard to product performance, which expose us to unexpected repair and replacement costs. In addition, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims, product recalls or a safety alert relating to one or more of our products. Although we maintain product liability insurance, the coverage may not be adequate or may not be available at affordable rates. Warranty claims, product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.
Failure to adequately protect our intellectual property rights may cause our expenses to increase and our business to suffer.
     Our success depends in part on obtaining, maintaining, and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property rights and rely in part on patent, trade secret, copyright, know-how, and trademark laws, license agreements and contractual provisions to establish our intellectual property rights and protect our products. We require our new employees, consultants, and corporate partners to execute confidentiality agreements at the commencement of their employment or consulting relationship with us. However, these agreements may be breached or, in the event of unauthorized use or disclosure, they may not provide adequate remedies. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets or other agreements will adequately protect our intellectual property.
     In addition, the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and are often highly uncertain. There can also be no assurance that pending patent applications owned by us will result in patents issuing to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. In some cases, we rely upon trade secrets instead of patents to protect our proprietary technology. Others may independently develop or otherwise acquire substantially equivalent know-how, or gain access to and disclose our proprietary technology. If we are not able to adequately protect our intellectual property and other proprietary rights, our product offerings may lose their competitive edge, which would negatively impact our revenues.
Adverse outcomes in our patent or other litigation could result in monetary payments and royalties, decreased sales of our products and loss of proprietary rights.
     There is extensive patent litigation in the medical device industry. Patent litigation can result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products. Third parties may claim that products developed and sold by us infringe on their patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult because, in the U.S., patent applications are sometimes maintained in secrecy for months after filing or even until they issue. Some companies in the medical device industry have used intellectual property infringement litigation to gain a competitive advantage. In the event a competitor were to challenge patents or licenses held by us, or assert that products developed and sold by us infringe its rights, we could incur substantial litigation costs, be forced to make expensive changes to product designs, license rights in order to continue manufacturing and selling our products, or pay substantial damages.
     We are involved in a number of contractual and intellectual property infringement actions. For example, we are a party to three lawsuits that are currently scheduled for trial in mid-2007. The outcome of these trials is inherently unpredictable. An adverse result in any litigation could result in our payment of significant money damages and/or royalty payments, negatively impact our ability to sell current or future products or prohibit us from enforcing our patent and proprietary rights against others, which would generally have a material adverse impact on our consolidated earnings, financial condition, or cash flows.
Our technology may become obsolete, which would negatively impact our ability to sell our products.
     The medical equipment and healthcare industries are characterized by extensive research and rapid technological change. The development by others of new or improved products, processes, or technologies may make our products obsolete or less competitive. Accordingly, we plan to devote continued resources, to the extent available, to further develop and enhance existing products and to develop new products. If these efforts are not successful, we may not be able to meet our financial goals and our stock price may suffer.
Our reliance on a principal manufacturing facility may impair our ability to respond to natural disasters or other unforeseen catastrophic events.
     We have integrated the manufacturing operations of Quinton and CSI into a principal manufacturing facility, located in a single building in Deerfield, Wisconsin. Despite precautions taken by us, a natural disaster or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment located in that facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory of product or components located in our facility. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of this insurance coverage, which would impair our financial results.
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
     Successful continued execution of our acquisition strategy may also depend upon our ability to obtain satisfactory debt or equity financing. We likely would require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Fluctuations in our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.
Our research and development efforts rely upon acquisitions, investments and alliances, and we cannot guarantee that any previous or future acquisitions, investments or alliances will be successful.

     A component of our growth strategy is to enter into strategic alliances in order to complement and expand our current product and service offerings and distribution. The rapid pace of technological development in the medical industry and the specialized expertise required in different areas of medicine make it difficult for one company alone to develop a broad portfolio of technological solutions. In addition to internally generated growth through our research and development efforts, historically we have relied, and expect to continue to rely, upon acquisitions, investments and alliances to provide us access to new technologies both in areas served by our existing businesses as well as in new areas. We may make future investments where we believe that we can stimulate the development of, or acquire, new technologies and products to further our strategic objectives and strengthen our existing businesses. Investments and alliances in and with medical technology companies are inherently risky, and we cannot guarantee that any of our previous or future acquisitions, investments or alliances will be successful or will not materially adversely affect our consolidated earnings, financial condition or cash flows.
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
     In accordance with accounting principles generally accepted in the U.S., we accounted for the merger transaction using the purchase method of accounting. Under the purchase method of accounting, we preliminarily allocated the total estimated purchase price to CSI’s net tangible assets, and identifiable intangible assets based on their fair values as of the date of completion of the transaction, and recorded the excess of the purchase price over those fair values as goodwill. We will incur additional amortization expense over the estimated useful lives of certain of the identifiable intangible assets acquired in connection with the transaction. We have estimated such additional amortization expenses to be approximately $3.1 million per year over the next several years. To the extent the value of goodwill becomes impaired, we may be required to incur charges relating to the impairment of goodwill, and such charges may be material. Goodwill impairment charges would reduce our net income and earnings per share, which could negatively impact the market price of our common stock.
Future issuances of our common stock could dilute existing stockholders and cause our stock price to decline.
     As of December 31, 2006 we have reserved 4,688,445 shares of common stock for issuance upon the exercise of options that are either outstanding or may be granted under the Company’s stock-based compensation plans. The holders of these instruments may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these instruments and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.
Our charter documents and Delaware law contain provisions that could make it more difficult for a third party to acquire us.
     Certain provisions of our certificate of incorporation and bylaws could make it harder for a third party to acquire us without the consent of our board of directors. Our certificate of incorporation authorizes the issuance of preferred stock with the designations, rights, and preferences as may be determined from time to time by our board of directors, without any further vote or action by our stockholders. In addition, our board of directors have staggered terms that make it difficult to remove all directors at once. Lastly, Section 203 of the Delaware General Corporation Law limits business combination transactions with interested stockholders that have not been previously approved by the issuer’s board of directors. Our board of directors could choose not to negotiate with an acquirer that it did not feel was in our strategic interest. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures described above, our stockholders could lose the opportunity to sell their shares at a favorable price.
Utilization of our deferred tax assets may be limited and is dependent on future taxable income.
     In connection with the merger transaction, and at the end of 2004, deferred tax assets were recognized on our balance sheet. The deferred tax assets primarily represent the income tax benefit of net operating loss (NOL) and credit carryforwards of Quinton and CSI from prior periods. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized.
     We will evaluate our ability to utilize our net operating loss (“NOL”) and tax credit carryforwards in future periods and, in compliance with Statement of Financial Accounting Standards (‘SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) record any resulting adjustments that may be required to deferred income tax expense.

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
     SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires us to not amortize goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also need to evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below its book value for an extended period of time. A significant decline in our stock price could require us to evaluate goodwill for impairment and intangible assets for recoverability during the quarter in which the decline occurred. In the case of intangible assets with indefinite lives, we will need to evaluate whether events or circumstances continue to support an indefinite useful life. We will need to evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.
Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We lease a facility in Bothell, Washington, which houses our corporate offices and certain of our research and development and customer support services, as well as the marketing, finance and administrative. This facility occupies approximately 38,000 square feet and is under lease through 2013.
     We also lease a facility in Deerfield, Wisconsin, which houses our manufacturing operations and certain of our research and development, customer support services, marketing, finance and administrative functions. This facility is approximately 100,000 square feet. The lease expires in 2008 with two five-year renewal options.
     We have other facilities under lease in Lake Forest, California, which houses certain of our research and development operations as well as international sales and marketing offices in Copenhagen, Denmark, Manchester, England, and Beijing, China.
Item 3. Legal Proceedings
     In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that certain of Philips’ automated external defibrillators infringe certain of the Company’s United States patents including, among others, patents relating to pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and batteries. In the same action, Philips counterclaimed, alleging that the Company’s automated external defibrillators infringe certain of Philips’ patents, including, among others, patents relating to self testing of automated external defibrillators. At this stage, the Company is unable to predict the outcome of this litigation and has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to continue to defend this counter claim vigorously.
     In March 2004, William S. Parker brought suit against CSI for patent infringement in the United States District Court for the Eastern District of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because it has determined that a loss is not probable. The Company intends to defend against this suit vigorously.
     In March, 2006, the Institute of Applied Management and Law, Inc. (“IAML”) commenced an arbitration against CSI for alleged failure to perform on a marketing agreement. The Company believes that IAML’s interpretation of the agreement is unfounded and is contesting IAML’s claim. At this stage, the Company is unable to predict the outcome of this action. The Company has not established an accrual for this matter because it has determined a loss is not probable. The Company intends to defend against this claim vigorously.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the Nasdaq Global Market (symbol “CSCX”). The number of shareholders of record of our common stock at March 1, 2007, was 618.
     Quarterly high and low bid quotations for our common stock as quoted on the Nasdaq Stock Market for the periods indicated are set forth in the table below. The high and low bid quotations for the first three quarters of fiscal 2005 are Quinton Cardiology Systems, Inc. (“Quinton”) prices that have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share.

	Stock Price
	High	Low
Fiscal 2006
First Quarter	$11.20	$8.98
Second Quarter	10.08	7.55
Third Quarter	8.59	6.71
Fourth Quarter	8.84	7.19
Fiscal 2005
First Quarter	14.45	10.07
Second Quarter	11.02	9.00
Third Quarter	13.28	9.91
Fourth Quarter	10.75	8.00
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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data (1):
Revenues	$155,429	$106,650	$89,603	$84,396	$46,496
Cost of revenues	82,195	59,794	50,302	51,131	27,883

Gross profit	73,234	46,856	39,301	33,265	18,613

Operating Expenses:
Research and development	11,733	9,353	7,397	8,086	5,126
Write-off acquired in-process research and development	—	—	—	1,290	—
Sales and marketing	39,960	24,957	18,378	17,669	9,974
General and administrative	22,927	15,126	8,348	7,743	5,384

Total operating expenses	74,620	49,436	34,123	34,788	20,484

Operating income (loss)	(1,386)	(2,580)	5,178	(1,523)	(1,871)

Other Income (Expense):
Interest income (expense), net	(16)	325	(70)	(212)	330
Other income (expense), net	782	(487)	1,031	(11)	(6)

Total other income (expense)	766	(162)	961	(223)	324

Income (loss) before income tax benefit (expense) and minority interest	(620)	(2,742)	6,139	(1,746)	(1,547)
Income tax benefit (expense)	615	1,473	8,890	(62)	192

Income (loss) before minority interest	(5)	(1,269)	15,029	(1,808)	(1,355)
Minority interest	54	31	39	25	—

Net income (loss)	$49	$(1,238)	$15,068	$(1,783)	$(1,355)

Basic income (loss) per share (2)	$0.00	$(0.08)	$1.47	$(0.19)	$(0.22)
Diluted income (loss) per share (2)	$0.00	$(0.08)	$1.39	$(0.19)	$(0.22)
Shares used in computing basic income (loss) per share (2)	22,502,040	14,695,261	10,236,838	9,376,205	6,088,081
Shares used in computing diluted income (loss) per share (2)	22,555,326	14,695,261	10,814,680	9,376,205	6,088,081

Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$8,683	$(850)	$6,259	$173	$(1,369)

Cash flows used in investing activities	$(3,307)	$(18,053)	$(41)	$(19,597)	$(3,369)

Cash flows provided by financing activities	$897	$547	$15,499	$227	$23,902

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$9,819	$3,546	$21,902	$185	$19,382
Total assets	247,645	248,557	77,175	48,317	42,050
Current liabilities	31,294	33,832	18,682	20,807	14,378
Long-term liabilities	679	1,806	—	1,180	363
Total shareholders’ equity	215,597	212,791	58,334	26,132	27,309

(1)	The acquisition of Burdick, Inc. in January 2003 and the business combination of Quinton and CSI in September 2005 materially affect the comparability of information contained in this table (See Item 8, Note 2 to the Consolidated Financial Statements).

(2)	Shares prior to September 1, 2005 have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share. See Item 8, Note 1 to the Consolidated Financial Statements for a reconciliation of the denominators used in computing basic and diluted loss per share for 2006, 2005 and 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations. The terms “the Company,” “us,” “we” and “our” refer to Cardiac Science Corporation and our majority-owned subsidiaries.
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
     We develop, manufacture and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiographs, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor defibrillators and cardiology data management systems. We also sell a variety of related products and consumables and provide a comprehensive portfolio of training, maintenance and support services. We market our products under the Burdick, Powerheart and Quinton brand names.
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
     Stock-based Compensation. As of January 1, 2006, we account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
     Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the identifiable intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and were finalized by September 1, 2006 with the exception of income taxes.
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
     We performed a test for goodwill impairment at September 30, 2006 based on the decline in our stock price which we considered a trigger event in accordance with SFAS 142. We also performed a test for goodwill impairment at November 30, 2006 in accordance with our policy for performing this test annually. We did not record an impairment charge as a result of either analysis.
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
     We periodically evaluate whether our intangible assets are impaired. For our trade names, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For our developed technology and customer relationship intangible assets, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.
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
     Software Revenue Recognition. We account for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.
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
     With respect to arrangements where software is considered more than incidental to the product, the vendor specific objective evidence of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided (based on vendor specific objective evidence of fair value). When significant implementation activities are required, we recognize revenue from software and services upon installation. We occasionally sell software and hardware upgrades on a stand alone basis.
     We consider program management packages and training and other services as separate units of accounting and apply the provisions of Emerging Issues Task Force (“EITF”) consensus on Issue No. 00-21, “Revenue arrangements with Multiple Deliverables” (“EITF 00-21”) when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to agreements that exist with some customers pursuant to annual or multi-year terms, are deferred and amortized on a straight-line basis over the related contract period.
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
     Accounting for Stock-Based Compensation. Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plans were within statutory limits, no compensation expense was recognized by for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
     Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted stock options and for expense related to the Employee Stock Purchase Plan (“ESPP”), since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Compensation expense for non-vested stock awards is based on the market price on the grant date and is recorded equally over the vesting period. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.
     Prior Year Misstatements. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November, 15, 2006. We recorded the impact of prior year misstatements in beginning accumulated deficit for 2006. See Note 17 to the consolidated financial statements in Item 8 of this report for further discussion.
Results of Operations
Overview of 2006 Results
     Revenues for 2006 were $155.4 million, with net income of $49,000. The following developments during 2006 were key for our business:
•	We generated solid revenue growth in our AED products and significant cash flow company wide.

•	We successfully completed substantially all integration activities on schedule and as planned for a significant merger between Quinton and CSI.

•	We laid the groundwork for future growth by consolidating all of our administrative and customer service functions in Washington State and consolidating substantially all of our U.S. manufacturing into a single location in Wisconsin.

•	We released updates to our product lines in a number of key areas, including a web-enabled version of our Pyramis cardiology management system and AEDs with enhanced CPR prompting features.

•	We obtained approval from the Japanese Ministry of Health for a biphasic private-labeled version of our Powerheart G-3 and, consequently, were able to regain sales momentum for our AED products in Japan.
Looking Forward
     We expect continued revenue growth in the foreseeable future. We expect modest growth, over time, in our cardiac monitoring product revenue as we increase our sales in both the domestic and international markets. We believe the decrease in sales of our cardiac monitoring products in 2006 compared to 2005 is a temporary fluctuation and, although we may experience continued decline in cardiac monitoring sales in the near future, we do not expect significant sustained reductions in sales of cardiac monitoring products in the foreseeable future. We expect significant growth, over time, in sales of our defibrillation products as we continue to participate in the growing overall AED market. Sales of both cardiac monitoring and defibrillation products in any given period may fluctuate, however, due to timing of orders and other factors. We expect modest growth in service revenue over the longer term.
     A number of factors will affect our gross margin in the foreseeable future and our gross margin may fluctuate from period to period and over time, as a result. Factors that may cause changes in our gross margins from period to period include, but are not limited to, fluctuations in sales mix, competitive impact on AED pricing, the effect of product cost reductions and other factors. We expect continued growth in gross profit from our product and service lines as our revenues increase in upcoming quarters.
     As revenues increase, we expect our operating expenses to increase also, though at a slower rate than our overall revenue rate. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase in the future, as we continue to develop our corporate infrastructure in support of the growth of our business. We expect to continue to incur significant legal expenses related to our patent litigation. All of our significant litigation cases are currently scheduled for trial (arbitration in one instance) in the second quarter of 2007. Based on delays, appeals or other circumstances, however, these proceedings, and related costs, may continue beyond the second half of 2007. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.
     Revenues
     We derive our revenues primarily from the sale of our cardiology products and related consumables, and to a lesser extent, from services. We categorize our revenues as (1) cardiac monitoring products, which includes capital equipment, software products and related accessories and supplies; (2) defibrillation products, which includes our AEDs, hospital defibrillators and related accessories; and (3) service, which includes service contracts, CPR/AED training services, AED program management services, equipment maintenance and repair, replacement part sales and other services. We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.

     Revenues for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2006	2005 to 2006	2005	2004 to 2005	2004
Cardiac monitoring products	$71,016	(4.4%)	$74,278	(4.0%)	$77,373
% of revenue	45.7%		69.6%		86.4%
Defibrillation products	67,414	251.4%	19,182	100.0%	—
% of revenue	43.4%		18.0%		—
Service	16,999	28.9%	13,190	7.8%	12,230
% of revenue	10.9%		12.4%		13.6%

Total revenues	$155,429	45.7%	$106,650	19.0%	$89,603

     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Cardiac monitoring products revenue decreased by 4% for 2006 from the comparable period in 2005. This decrease was caused primarily by increased competition and delays in some of our product launches. We believe that the recent restructuring of our domestic sales organization to provide a wide range of products to our distribution partners, in combination with planned new product introductions, will reverse the trend of decreasing sales in the longer term. However, further decreases may occur before these factors have the expected effect. Sales of cardiac monitoring products were strong in areas outside of the United States.
     Defibrillation products revenue increased for 2006 from the comparable period in 2005 due mostly to the addition of defibrillation products revenue through the merger with CSI as of September 1, 2005. Defibrillation product revenue increased by approximately 32% over pro forma revenue for the same period last year giving effect to the merger transaction as if the two companies had been combined for the entire period, driven by higher sales both internationally and domestically. We believe that the worldwide market for AEDs is growing and expect continued growth in sales of defibrillator products in the foreseeable future.
     Service revenue increased for 2006 compared to 2005 primarily due to the impact of the addition of defibrillation-related service revenue.
     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Cardiac monitoring products revenue decreased slightly for 2005 compared to 2004 due to softness in U.S. sales of our cardiac stress testing and rehabilitation monitoring products, which were only partially offset by strong sales of electrocardiographs and cardiology management systems and increased international sales of cardiac monitoring products. The net declines in U.S. sales were primarily related to significant turnover that occurred in the acute care sales force during the year and increased competitive pressure.
     Defibrillation products revenue began in 2005 due to the addition of defibrillation products revenue as a result of the merger with CSI as of September 1, 2005.
     Service revenue increased for 2005 compared to 2004 primarily due to services related to AED deployments, offset partially by a small decline in services related to cardiac monitoring products. The decline in cardiac monitoring products was due primarily to reduced parts and billable labor sales as customers replaced legacy cardiac monitoring products with newer versions of our products.
     Gross Profit
     Gross profit is the proportion of money left over from revenues after subtracting the cost of revenues. Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, overhead costs, stock-based compensation expense, compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

     Gross profit for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year ended		Year ended		Year ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2006	2005 to 2006	2005	2004 to 2005	2004
Products	$68,573	62.2%	$42,265	22.5%	$34,511
% of products revenue	49.5%		45.2%		44.6%
Service	4,661	1.5%	4,591	(4.2%)	4,790
% of service revenue	27.4%		34.8%		39.2%

Total gross profit	$73,234	56.3%	$46,856	19.2%	$39,301

% of total revenue	47.1%		43.9%		43.9%
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Gross profit from products increased for 2006 from the comparable period in 2005 principally due to gross profit on sales of AEDs after the acquisition of CSI in September 2005. This included a charge of $0.2 million reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value. Sales of higher margin cardiac monitoring products in 2006 plus product mix changes and productivity improvements in our cardiac monitoring line contributed to the increase in gross margin as a percent of revenue from products as compared to 2005.
     Gross profit from service increased slightly for 2006 compared to 2005 principally due to the addition of gross profit from defibrillation service revenue, partially offset by the lower gross margins on cardiac monitoring service contracts in 2006 resulting from increased costs. Gross margin on service declined significantly from 2005 to 2006 due mostly to changes in cost structure resulting from the merger with CSI.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Gross profit for 2005 included charges to cost of revenues arising in connection with the merger transaction of $3.2 million. This included a charge of $1.5 million reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value. Charges of $1.2 million were incurred during 2005 relating to retention bonuses and other costs relating to post-merger integration activities. Additional charges of $0.5 million were incurred during 2005 reflecting a write-off of licenses relating to discontinued product as well as a write-off of demonstration equipment. These charges to cost of revenues represented an adverse impact to gross profit of approximately 3.0%. There were no similar charges during 2004.
     Gross profit from products increased for 2005 compared to 2004 primarily due to the impact of higher gross margin defibrillation products since September 1, 2005 and, to a lesser extent, the result of ongoing cost reduction initiatives, combined with changes in product mix. Gross profit for 2005 included charges to cost of products of $3.2 million discussed above. These charges to cost of products revenues represented an adverse impact to gross margin from products revenues of approximately 3.4%. There were no similar charges during 2004.
     Gross profit from service decreased for 2005 compared to 2004. The decrease in service gross profit was principally attributable to a decrease in cardiac monitoring service revenues, referred to above, without a corresponding decrease in service staffing levels, which have been maintained to provide enhanced support to our customers.
Operating Expenses
     Operating expenses consisted of expenses related to research and development, sales, marketing and other expenses required to run our business, including stock-based compensation in 2006, which we began expensing in accordance with SFAS 123R in the first quarter of 2006.
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
     Sales expenses consisted primarily of salaries, commissions and related expenses for personnel engaged in sales and sales support functions.
     Marketing expenses consisted primarily of salaries and related expenses for personnel engaged in marketing functions as well as costs associated with promotional and other marketing activities.
     General and administrative expenses consisted primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel, professional fees, legal fees, including fees associated with our ongoing litigation, and other corporate expenses.
     Operating expenses for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2006	2005 to 2006	2005	2004 to 2005	2004
Research and development (including stock-based compensation expense of $321, $0 and $0)	$11,733	25.4%	$9,353	26.4%	$7,397
% of total revenue	7.5%		8.8%		8.3%

Sales (including stock-based compensation expense of $471, $0 and $0)	32,888	53.4%	21,438	34.4%	15,945
% of total revenue	21.2%		20.1%		17.8%

Marketing (including stock-based compensation expense of $252, $0 and $0)	7,072	101.0%	3,519	44.6%	2,433
% of total revenue	4.5%		3.3%		2.7%

General and administrative (including stock-based compensation expense of $650, $58 and $73)	22,927	51.6%	15,126	81.2%	8,348
% of total revenue	14.8%		14.2%		9.3%

Total operating expenses	$74,620	50.9%	$49,436	44.9%	$34,123

% of total revenue	48.0%		46.4%		38.1%
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The increase in research and development expenses for 2006 compared to 2005 was primarily due to additional research and development expenses relating to our defibrillation products and recognition of stock-based compensation expense in 2006. The increase in research and development expenses was net of cost reductions that were realized after the merger transaction.
     The increase in sales expenses for 2006 compared to 2005 was primarily due to the addition of the defibrillation sales force in September 2005 and recognition of stock-based compensation expense in 2006.
     The increase in marketing expenses for 2006 compared to 2005 was primarily due to the addition of marketing costs associated with our defibrillation products as a result of the merger with CSI and recognition of stock-based compensation expense in 2006. To a lesser extent, the increase was also due to investments in marketing program expenses to facilitate future growth.
     The increase in general and administrative expenses for 2006 compared to 2005 was primarily due to increases in amortization expense related to intangible assets acquired in the merger, increases in legal expenses of $3.9 million, mostly related to our patent litigation, additional infrastructure relating to the former CSI business and recognition of stock-based compensation expense in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     The increase in research and development expenses for 2005 compared to 2004 was primarily due to the impact of additional research and development expenses relating to the CSI business. The increase in research and development expenses was net of cost reductions that were realized after the merger transaction.
     The increase in sales expenses for 2005 compared to 2004 was primarily due to the impact of additional sales expenses relating to the CSI business. Additionally, this increase was attributable to increases in commission expense associated with higher revenues. To a lesser extent, the increase was also due to increases in Quinton’s staffing related expenses in 2005 to facilitate future growth.
     The increase in marketing expenses for 2005 compared to 2004 was primarily due to the impact of additional marketing expenses relating to the CSI business. To a lesser extent, the increase was also due to increases in Quinton’s investments in marketing in 2005 to facilitate future growth.
     The increase in general and administrative expenses for 2005 compared to 2004 was primarily due to: (i) the impact of additional general and administrative expenses relating to the CSI business, (ii) expenses of $1.1 million relating to the purchase of tail insurance policies pursuant to the agreement for the merger transaction with CSI, (iii) increased legal costs of $0.7 million primarily related to the Philips patent litigation, (iv) increased audit, tax and consulting fees of $0.9 million, (v) increase in amortization expense of $0.6 million related to intangible assets acquired in the merger, and (vi) expenses of $0.8 million relating to retention bonuses and other post-merger integration activities.
Other Income and Expense
     Total other income was $0.8 million for 2006 compared to total other expense of $0.2 million for 2005 and total other income of $1.0 million for 2004. Other income for 2006 consisted of income of $0.2 million related to the release of a liability to the city of Deerfield, Wisconsin (the location of our manufacturing facilities), $0.3 million related to foreign exchange transaction gains and $0.2 million received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period. The increase in other income relating to the release of the liability in Deerfield, Wisconsin and foreign exchange transaction gains offset a decrease in interest income earned on cash balances which were less, on average, in 2006 than for 2005. The primary components of other expense in 2005 were $0.4 million received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period, offset by a loss of $0.9 million resulting from the write-down of our investment in an unconsolidated minority equity investment (ScImage) in the fourth quarter of 2005. Interest income in 2005 increased by $0.4 million compared to 2004 primarily due to an increase in average cash balances during 2005 compared to 2004.The primary components of other income in 2004 were a gain recorded on the sale of our hemodynamic monitoring business of $0.6 million and other income of $0.2 million related to adjustments to record certain assets and liabilities of Burdick.
Income Taxes
     During 2006 and 2005, we recorded income tax benefits of $0.6 million and $1.5 million, respectively, due primarily to our pre-tax net losses and research and development credits generated in these years. Our effective tax rates in 2006 and 2005 of (99.2)% and (53.7)%, respectively, were the result of the disproportionately high impact of these tax benefits in proportion to our relatively low pre-tax income.
     During the fourth quarter of 2004, we removed all of the valuation allowance against our net deferred tax assets and liabilities which resulted in an income tax benefit of $8.9 million.

Liquidity and Capital Resources
     Cash flows for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2006	2005 to 2006	2005	2004 to 2005	2004
Cash flow provided by (used in) operating activities	$8,683	1121.5%	$(850)	(113.6%)	$6,259

Cash flow used in investing activities	(3,307)	(81.7%)	(18,053)	n/m	(41)

Cash flow provided by financing activities	897	64.0%	547	(96.5%)	15,499

Total change in cash	$6,273	134.2%	$(18,356)	184.5%	$21,717

     Cash flows provided by operating activities of $8.7 million for 2006 resulted from our net income of $49,000 plus net non-cash items included in this net income of $7.5 million, and a net reduction in working capital of $1.1 million. The increase in cash provided by operating activities relative to the net use of cash in operating activities of $0.9 million in 2005 was primarily due to the improvement in our net income plus the fact that net income in 2006 included higher non-cash charges than in 2005. The net use of cash in operating activities in 2005 was primarily due to the net loss we incurred as a result of merger integration activities in the latter part of the year.
     Net cash flows used in investing activities in 2006 consisted of payments for capital expenditures and purchases of short-term investments, partially offset by proceeds from maturities of short-term investments and collection of a note receivable related to a royalty agreement acquired in connection with the merger with CSI. In addition, net cash flows used in investing activities in 2006 included payments of acquisition costs related to the merger transaction of $1.7 million. Cash flows used in investing activities in 2005 included payments of $23.8 million related to the merger transaction and payments for capital expenditures, partially offset by cash acquired as a result of the merger transaction of $6.3 million and proceeds from the sale of marketable equity securities.
     Net cash flows provided by financing activities for 2006 consisted of proceeds from exercises of stock options and issuances of common stock under our ESPP. Net cash flows provided by financing activities for 2005 consisted of proceeds from exercises of stock options and issuances of common stock under our ESPP, which were offset by payments of stock registration costs connected with the merger transaction.
     As of December 31, 2006, our cash and cash equivalents totaled $9.8 million and we had short-term investments of $0.5 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
     We have a line of credit with Silicon Valley Bank. Borrowings under the line of credit are currently limited to the lesser of $20.0 million or an amount based on eligible accounts receivable and inventories. Substantially all of our assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. As of December 31, 2006, we had capacity to borrow $20.0 million based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $0.3 million.
     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see Part I, Item 1A Risk Factors included in this Annual Report on Form 10-K. In addition, we are continually considering other acquisitions that would complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require use of our existing cash resources or additional debt or equity financing or both. We may not be able to obtain such additional financing, or may not be able to obtain such additional financing on acceptable terms.
    Contractual Obligations
     The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2006 (amounts in thousands):

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases	$9,464	$2,855	$3,303	$1,494	$1,812
Purchase obligations	31,165	31,165	—	—	—

Total contractual obligations	$40,629	$34,020	$3,303	$1,494	$1,812

     Purchase obligations consist of outstanding purchase orders issued in the normal course of business.

		Less than	1-3	3-5	After
Other Commercial Commitments	Total	1 year	years	years	5 years
Line of credit	$94	$94	$—	$—	$—
     Line of credit commitments includes minimum maintenance fees and unused fees related to our credit facility.
     At December 31, 2006, our Danish subsidiary had bank performance guarantees totaling 338,000 Danish Kroner (approximately $60,000 in U.S. dollars) that were issued in 1999 through 2000 in connection with sales contracts to foreign governments. These bank performance guarantees have all expired but are not officially released until the customer notifies the bank that renewal is not required. We have no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts. In addition, we had performance bonds of $0.3 million outstanding at December 31, 2006 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
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

Item 8. Financial Statements and Supplementary Data
CARDIAC SCIENCE CORPORATION
AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as of December 31, 2006 in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cardiac Science Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cardiac Science Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 16, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cardiac Science Corporation:
We have audited the accompanying consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science Corporation and subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for share-based payments to employees as required by Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, effective January 1, 2006. As discussed in Note 17 to the consolidated financial statements, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements”, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Seattle, Washington
March 16, 2007

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$9,819	$3,546
Short-term investments	547	—
Accounts receivable, net of allowance for doubtful accounts of $907 and $3,455, respectively	26,971	25,738
Inventories	17,617	22,052
Deferred income taxes, net	3,902	12,115
Prepaid expenses and other current assets	2,121	2,511

Total current assets	60,977	65,962
Other assets	209	100
Machinery and equipment, net of accumulated depreciation and amortization of $10,245 and $7,565, respectively	5,956	7,631
Deferred income taxes, net	40,525	27,849
Intangible assets, net of accumulated amortization of $6,111 and $2,642, respectively	31,869	35,338
Investment in unconsolidated entities	496	462
Goodwill	107,613	111,215

Total assets	$247,645	$248,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,761	$11,642
Accrued liabilities	9,890	11,918
Warranty liability	2,532	2,348
Deferred revenue	7,111	7,924

Total current liabilities	31,294	33,832
Other liabilities	679	1,806

Total liabilities	31,973	35,638
Minority interest	75	128
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of December 31, 2006 and 2005, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,598,014 and 22,410,344 shares issued and outstanding at December 31, 2006 and 2005, respectively	221,213	218,335
Accumulated other comprehensive income	20	5
Accumulated deficit	(5,636)	(5,549)

Total shareholders’ equity	215,597	212,791

Total liabilities and shareholders’ equity	$247,645	$248,557

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2006	2005	2004
Revenues:
Products	$138,430	$93,460	$77,373
Service	16,999	13,190	12,230

Total revenues	155,429	106,650	89,603

Cost of Revenues:
Products	69,857	51,195	42,862
Service	12,338	8,599	7,440

Total cost of revenues	82,195	59,794	50,302

Gross profit	73,234	46,856	39,301

Operating Expenses:
Research and development	11,733	9,353	7,397
Sales	32,888	21,438	15,945
Marketing	7,072	3,519	2,433
General and administrative	22,927	15,126	8,348

Total operating expenses	74,620	49,436	34,123

Operating income (loss)	(1,386)	(2,580)	5,178

Other Income (Expense):
Interest income	242	455	162
Interest expense	(258)	(130)	(232)
Other income (expense), net	782	(487)	1,031

Total other income (expense)	766	(162)	961

Income (loss) before income tax benefit and minority interest	(620)	(2,742)	6,139
Income tax benefit	615	1,473	8,890

Income (loss) before minority interest	(5)	(1,269)	15,029
Minority interest	54	31	39

Net income (loss)	$49	$(1,238)	$15,068

Net income (loss) per share — basic	$0.00	$(0.08)	$1.47
Net income (loss) per share — diluted	$0.00	$(0.08)	$1.39
Weighted average shares outstanding — basic	22,502,040	14,695,261	10,236,838
Weighted average shares outstanding — diluted	22,555,326	14,695,261	10,814,680
The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
			Deferred	Other
	Common Stock		Stock-based	Comprehensive	Accumulated
(in thousands, except share amounts)	Amount	Shares	Compensation	Income	Deficit	Total
Balance, December 31, 2003	$45,617	9,428,061	$(106)	$—	$(19,379)	$26,132
Issuance of common stock upon exercise of stock options	359	121,422	—	—	—	359
Amortization of deferred stock compensation	—	—	73	—	—	73
Proceeds from issuance of common stock, net of issuance costs	15,451	1,239,571	—	—	—	15,451
Proceeds from issuance of stock under employee stock purchase plan	531	60,977	—	—	—	531
Tax benefit recognized for stock options	698	—	—	—	—	698
Comprehensive income:
Net income	—	—	—	—	15,068	15,068
Unrealized gain on available-for-sale securities, net of income tax effect of $14	—	—	—	22	—	22
Total comprehensive income						15,090

Balance, December 31, 2004	62,656	10,850,031	(33)	22	(4,311)	58,334
Issuance of common stock in connection with the merger of CSI, net of issuance costs	154,885	11,467,753	—	—	—	154,885
Issuance of common stock upon exercise of stock options	181	33,146	—	—	—	181
Amortization of deferred stock compensation	—	—	33	—	—	33
Proceeds from issuance of stock under employee stock purchase plan	538	59,387	—	—	—	538
Stock awards	25	463	—	—	—	25
Tax benefit recognized for stock options	50	—	—	—	—	50
Fractional shares refunded in stock split	—	(436)	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	(1,238)	(1,238)
Unrealized loss on available-for-sale securities, net of income tax effect of $8	—	—	—	(13)	—	(13)
Reclassification adjustment for gain recognized in net income, net of income tax effect of $6	—	—	—	(9)	—	(9)
Foreign currency translation adjustments, net of income tax effect of $2	—	—	—	5	—	5
Total comprehensive loss						(1,255)

Balance, December 31, 2005	218,335	22,410,344	—	5	(5,549)	212,791
Cumulative effect of adjustment resulting from the adoption of SAB No. 108, net of tax	—	—	—	—	(136)	(136)
Issuance of common stock upon exercise of stock options	232	79,012	—	—	—	232
Stock-based compensation, net	1,981	—	—	—	—	1,981
Proceeds from issuance of stock under employee stock purchase plan	665	92,199	—	—	—	665
Stock awards	—	16,459	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	49	49
Unrealized gain on available-for-sale securities, net of income tax effect of $12	—	—	—	20	—	20
Foreign currency translation adjustments, net of income tax effect of $2	—	—	—	(5)	—	(5)
Total comprehensive income						64

Balance, December 31, 2006	$221,213	22,598,014	$—	$20	$(5,636)	$215,597

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2006	2005	2004
Operating Activities:
Net income (loss)	$49	$(1,238)	$15,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,261	3,212	1,574
Deferred income taxes	(781)	(1,565)	(9,014)
Stock-based compensation	2,028	58	73
Minority interest	(54)	(31)	(39)
Gain on sale of marketable equity securities	—	(15)	(610)
Loss on disposal of machinery and equipment	58	6	20
Gain on sale of hemodynamic monitoring business	—	—	(633)
Loss on disposal of technology	—	270	—
Loss in value of investment in unconsolidated entity	—	916	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(1,189)	(5,034)	(1,169)
Inventories	2,956	2,334	775
Prepaid expenses and other assets	1,189	(118)	(51)
Accounts payable	330	(2,742)	(568)
Accrued liabilities	(1,604)	1,055	332
Warranty liability	(95)	(208)	49
Deferred revenue	(465)	2,250	452

Net cash flows provided by (used in) operating activities	8,683	(850)	6,259

Investing Activities:
Purchases of short-term investments	(839)	—	—
Maturities of short-term investments	292	—	—
Purchases of machinery and equipment	(1,249)	(1,187)	(666)
Payments related to the purchase of Cardiac Science, Inc.	(1,749)	(17,491)	—
Proceeds from sales of marketable equity securities	—	625	—
Purchase of technology	—	—	(125)
Proceeds from collection of notes	238	—	750

Net cash flows used in investing activities	(3,307)	(18,053)	(41)

Financing Activities:
Repayments on bank line of credit, net	—	—	(354)
Proceeds from issuance of stock, net of issuance costs	—	(172)	15,451
Payments of long-term debt	—	—	(363)
Payment of note payable in connection with purchase of technology	—	—	(125)
Proceeds from exercise of stock options and issuance of
shares under employee purchase plan	897	719	890

Net cash flows provided by financing activities	897	547	15,499

Net change in cash and cash equivalents	6,273	(18,356)	21,717
Cash and cash equivalents, beginning of period	3,546	21,902	185

Cash and cash equivalents, end of period	$9,819	$3,546	$21,902

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$204	$251	$150
Cash paid for interest	54	34	117

Supplemental disclosures of noncash investing and financing activities:
Note issued in connection with purchase of technology	$—	$—	$125
Shares issued in connection with purchase of Cardiac Science, Inc.	—	155,057	—
The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
  Organization and Description of Business
     Cardiac Science Corporation was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), the “merger transaction.” The merger transaction was consummated on September 1, 2005. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock. Cardiac Science Corporation, its direct and indirect wholly-owned subsidiaries Quinton Cardiology, Inc., Cardiac Science Operating Company, Cardiac Science International A/S, Cardiac Science Holdings (UK) Ltd. and its majority owned indirect subsidiary Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”) are collectively referred to herein as the Company.
     Stockholders of Quinton received 0.77184895 share of the Company’s common stock for each common share of Quinton held, representing approximately 48.8% of the Company’s total outstanding common stock as of the date of closing, and holders of CSI common stock received 0.10 share of the Company’s common stock for each common share of CSI held, which, together with 2,843,915 shares of the Company’s common stock issued to the holders of senior notes and related warrants of CSI in connection with the merger transaction, represented approximately 51.2% of the Company’s total outstanding common stock as of the date of closing. In addition, the Company assumed each outstanding option and other warrant to purchase common stock issued by Quinton and CSI.
     For accounting purposes, the merger transaction was treated as an acquisition by Quinton of CSI as of September 1, 2005. Since the Company is deemed to be the successor to Quinton for accounting purposes, the Company’s consolidated financial statements represent the historical statements of Quinton and include CSI’s results of operations since September 1, 2005. All share and per share data have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at the exchange ratio set forth in the merger agreement.
     The Company develops, manufactures and markets a family of advanced cardiac monitoring and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiographs, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, patient monitor defibrillators and cardiology data management systems. The Company also sells a variety of related products and consumables and provides a comprehensive portfolio of training, maintenance and support services. The Company markets its products under the Burdick, Powerheart and Quinton brand names.
   Basis of Presentation
     The accompanying consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint venture. All intercompany accounts and transactions have been eliminated.
     The Company, in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 17 for additional information on the adoption of SAB 108.
  Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the allocation of the purchase price, collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, intra-period tax allocation, the realizability of investments, the realizability of deferred

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax assets and valuation and useful lives of tangible and intangible assets, including goodwill, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
  Cash Equivalents
     Highly liquid investments with a maturity at the date of purchase of three months or less are considered cash equivalents.
  Short-term Investments
     The Company’s short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At December 31, 2006, short-term investments consisted of investment grade commercial paper and U.S. government and agencies’ discount notes maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income, net of tax. Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense. There have been no other-than-temporary declines in the securities.
     Short-term investments totaled $547,000 at December 31, 2006. There were no significant realized gains or losses on the sale of short-term investments during the year ended December 31, 2006. Gross unrealized gains and losses at December 31, 2006 were not significant. There were no short-term investments in 2005 or 2004.
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
  Machinery and Equipment
     Machinery and equipment are stated at cost. Machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 2 to 14 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining lease term. The costs for improvements are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal, the cost and accumulated depreciation of machinery and equipment are reduced and any gain or loss is recorded.
  Intangible Assets
     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Goodwill
     Goodwill represents the excess of costs over the estimated fair values of net assets acquired in connection with Quinton’s acquisitions of a medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. (“Burdick”) in 2003 and in connection with the merger transaction between Quinton and CSI in September 2005. In accordance with SFAS 142, goodwill is not being amortized. Also in accordance with SFAS 142, the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of general cardiology products, which includes the service business, and the Shanghai-Quinton joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
     SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the goodwill impairment test used to quantify impairment is unnecessary. Management has estimated that the fair values of the Company’s reporting units to which goodwill has been allocated exceed their carrying amounts, and as a result, the second step of the impairment test, which would compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill, was unnecessary for the periods presented.
  Valuation of Long-Lived Assets
     In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group if it is concluded that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Purchase Price Allocations
     SFAS No. 141, “Business Combinations,” (“SFAS 141”) requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The merger transaction was accounted for as an acquisition by Quinton of CSI under the purchase method of accounting in accordance with SFAS 141, and the Company allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on the Company’s estimates of fair values. In connection with the Company’s acquisitions of the medical treadmill manufacturing line and Spacelabs Burdick, Inc., the Company allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed.
   Deferred Tax Assets and Income Taxes
     The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.
  Litigation and Other Contingencies
     The Company regularly evaluates its exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses related to such exposures requires significant judgment about the potential range of outcomes. As additional information about current or future litigation or other contingencies becomes available, the Company will assess whether such information warrants the recording of additional expense relating to these contingencies. A loss contingency, to be recorded as an expense, must be both probable and measurable.
  Restructuring Costs
     The Company’s merger transaction with CSI caused excess facilities and redundant employee positions. In 2005 the Company recorded an estimated restructuring accrual of $4,411,000 in connection with the merger transaction. Determining the necessary restructuring accrual required the Company to estimate future sublease income for vacated excess facilities.
   Revenue Recognition
     The Company’s revenue recognition policies are based on the requirements of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) and the Emerging Issues Task Force consensus on Issue No. 00-21, “Revenue arrangements with Multiple Deliverables” (“EITF 00-21”), and, in addition, to the extent an arrangement contains software that is more than incidental to the arrangement, the Company follows the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”) as amended by AICPA Statement of Position 98-9, “Software Revenue Recognition with Respect to Certain Arrangements” (SOP 98-9”).
     Revenue from sales of hardware products is generally recognized when title transfers to the customer, typically upon shipment. Some of the Company’s customers are distributors that sell goods to third party end users. Except for certain identified distributors where collection may be contingent on distributor resale, the Company recognizes revenue on sales of products made to distributors when title transfers to the distributor and all significant obligations have been satisfied. In making a determination of whether significant obligations have been met, the Company evaluates any installation or integration obligations to determine whether those obligations are inconsequential or perfunctory. In cases where the remaining installation or integration obligation is not determined to be inconsequential or perfunctory, the Company defers the portion of revenue associated with the fair value of the installation and integration obligation until these services have been completed.
     Distributors do not have price protection and generally do not have product return rights, except in cases upon termination of the distributor agreement or if product is defective. For certain identified distributors where collection

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company offers limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. Rebates are accrued for as incurred and are recorded as offset to revenue.
     With respect to arrangements where software is considered more than incidental, the vendor specific objective evidence of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided (based on vendor specific objective evidence of fair value). When significant implementation activities are required, the Company recognizes revenue from software and services upon completion of installation. The Company occasionally sells software and hardware upgrades on a stand alone basis.
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
     Freight charges billed to customers and included in revenue were approximately $2,237,000, $1,667,000 and $1,473,000 in 2006, 2005 and 2004, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.
     The Company accounts for the licensing of software in accordance with SOP 97-2, as amended by SOP 98-9. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of the Company’s products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Export Sales
     For the years ended December 31, 2006, 2005 and 2004, export sales were 24%, 13% and 7%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company did not incur significant foreign currency transaction gains or losses.
  Foreign Currency Translation
     The functional currency of the Company’s foreign operations in Denmark and the U.K. is the U.S. dollar and therefore, the financial statements of these operations are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not significant in any period.
     The functional currency of the Company’s Shanghai-Quinton joint venture is the local currency. Thus, assets and liabilities are translated to U.S. dollars at exchange rates in effect at period end. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not significant in any period.
  Advertising Costs
     The cost of advertising is expensed as incurred. During the years ended December 31, 2006, 2005 and 2004, the Company incurred advertising expenses of $996,000, $465,000 and $268,000, respectively.
  Warranty
     The Company provides warranty service covering the systems it sells. Estimated future costs of providing warranty service, which relate principally to the hardware components of the systems, are provided when the systems are sold. Estimated future costs are based on warranty claims history and other relevant information.
     The Company’s sales to customers generally include certain provisions for indemnifying customers against liabilities if the Company’s software products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the consolidated financial statements.
  Research and Development Costs
     Research and development costs are expensed as incurred.
  Comprehensive Income
     The Company computes comprehensive income in accordance with SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
loss and its components in the financial statements.
     For the Company, components of other comprehensive income consist of unrealized gains and losses on securities and foreign currency translation gains and losses, net of related income tax effects.
     Accumulated other comprehensive income consists of the following (in thousands):

	Year ended December 31,
	2006	2005
Unrealized gain on securities	$20	$—
Foreign currency translation adjustments	—	5

Total accumulated other comprehensive income	$20	$5

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
     The Company owned preferred equity securities of a privately held company, ScImage, Inc. In the fourth quarter of 2005, the Company wrote this investment down to estimated fair value of $84,000 based on a significant change in circumstances.
  Stock-Based Compensation
     Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized by for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
     Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted stock options and for expense related to the Employee Stock Purchase Plan (“ESPP”), since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Compensation expense for non-vested stock awards is based on the market price on the grant date and is recorded equally over the vesting period. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.
     Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted.
  Net Income (Loss) Per Share
     In accordance with SFAS No. 128, “Computation of Earnings Per Share,” (“SFAS 128”) basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants and issuance of shares under the ESPP using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net income per share:
CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
(in thousands, except share data)	2006	2005	2004
Numerator:
Net income (loss)	$49	$(1,238)	$15,068

Denominator:
Weighted average shares for basic calculation	22,502,040	14,695,261	10,236,838
Incremental shares from employee stock options and ESPP	53,286	—	577,842

Weighted average shares for diluted calculation	22,555,326	14,695,261	10,814,680

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options and warrants excluded from the computation of diluted income per share:

	Year ended December 31,
	2006	2005	2004
Antidilutive shares issuable upon exercise of stock options	2,296,587	3,339,624	175,253
Antidilutive shares issuable upon exercise of warrants	330,834	330,909	—

Total	2,627,421	3,670,533	175,253

Customer and Vendor Concentrations
     The following table summarizes the customers accounting for 10% or more of our total revenues:

	Year ended December 31,
Customer	2006	2005	2004
Customer 1	10.7%	*	*
Customer 2	*	13.2%	15.3%

*	Did not exceed 10%.
     The following table summarizes the vendors accounting for 10% or more of our purchases:

	Year ended December 31,
Vendor	2006	2005	2004
Vendor 1	11.9%	*	*
Vendor 2	10.1%	17.5%	18.3%

*	Did not exceed 10%.
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
     Reclassifications
     Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income (loss) or shareholders’ equity as previously reported.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Recent Accounting Pronouncements
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November, 15, 2006. See Note 17 for further discussion.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation effective January 1, 2007 as required. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of this Statement on its consolidated financial statements.
2. Acquisitions
Merger Transaction with Cardiac Science, Inc.
     On September 1, 2005, the Company, Quinton and CSI completed the merger transaction which was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting. Quinton was the acquiring entity for financial reporting purposes based on the criteria for determining the acquirer set forth in Financial Accounting Standards Board Statement No. 141, “Business Combinations”. Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values.
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

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

     The following table summarizes the fair values of assets acquired and liabilities assumed at September 1, 2005, the date on which the merger transaction was completed, with certain fair values adjusted in the twelve months ended August 31, 2006 as additional information became available. The initial allocations of purchase cost were recorded at fair value based upon the best information available to management and were finalized when the Company obtained information related to pre-acquisition contingencies which were identified at September 1, 2005. The fair values of property and equipment and intangible assets and liabilities were valued by an independent third party. During the nine months ended September 30, 2006, certain purchase accounting adjustments related to uncertainties of income tax matters resulting from the business combination and adjustments to other assets and liabilities were made as a result of obtaining information which the Company had previously arranged to obtain. Accordingly, there was a decrease to goodwill of approximately $3,602,000. The Company does not expect additional goodwill adjustments after the allocation period ended at September 1, 2006, with the exception of income taxes.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The adjusted allocation of the purchase price is as follows:

(in thousands)
Cash and cash equivalents	$6,295
Accounts receivable, net of allowance for doubtful accounts	7,098
Inventories	11,826
Net deferred tax assets, current	3,106
Prepaid expenses and other current assets	2,548
Machinery and equipment	3,979
Net deferred tax assets, non-current	29,725
Other long-term assets	661
Intangible assets	31,360
Goodwill	98,990

Total assets acquired	195,588
Liabilities assumed	(14,513)

Net assets acquired	$181,075

     The adjustments made to goodwill for the year ended December 31, 2006 were as follows:

Year ended
(In thousands)	December 31, 2006
Goodwill, as reported December 31, 2005	$102,592
Increase in accounts receivable, net of allowance for doubtful accounts	(44)
Decrease in inventories	1,513
Decrease in net deferred tax assets, current	4,593
Increase in prepaid expenses and other current assets	(1,135)
Increase in net deferred tax assets, non-current	(8,225)
Decrease in liabilities assumed	(304)

Goodwill, end of period	$98,990

     CSI’s finished goods inventories acquired as a part of the merger transaction were recorded at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort, and raw materials inventories were recorded at estimated replacement cost. The purchase price allocated to inventories at September 1, 2005 exceeded CSI’s net book value by approximately $1,850,000. The increase in finished goods inventory value is being recorded as cost of revenues over the period that the related inventory is sold, of which approximately $1,600,000 was charged to cost of sales during the year ended December 31, 2005 and $250,000 during the quarter ended March 31, 2006.
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
     Management estimated intangible asset useful lives as eight years for developed technology and five years for customer based intangibles, resulting in a weighted average useful life of acquired amortizable intangible assets of 6.7 years as of the acquisition date. Estimated annual expense for amortization of identifiable intangible assets approximates $3,146,000 for the first five years and $1,416,000 for the next three years.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the Cardiac Science trade name and accordingly has considered the useful life of the trade name to be indefinite.
     Goodwill relating to previous CSI acquisitions of approximately $38,100,000 is expected to be deductible for tax purposes.
     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2005 and 2004 as if the merger transaction had been completed as of January 1, 2005 for the year ended December 31, 2005, and as of January 1, 2004 for the year ended December 31, 2004. The pro forma data gives effect to actual operating results prior to the merger transaction, adjusted to include the pro forma effect of, among other things, increases in amortization expense of identified intangible assets, elimination of interest expense on retired debt and interest income on cash utilized to retire debt, and amortization of the increase in inventory:

	(unaudited)
	Year ended December 31,
(in thousands, except per share data)	2005	2004
Revenues	$141,941	$157,612
Net income (loss)	$(61,502)	$3,847
Basic net income (loss) per share	$(2.75)	$0.18
     Pro forma operating data for the year ended December 31, 2005 includes a goodwill impairment charge of $47,269,000 recorded by CSI during March 2005.
     Pro forma income tax benefits have been recorded for the years ended December 31, 2005 and 2004 on pro forma losses before income tax and minority interest calculated by applying the Company’s estimated pro forma effective tax rate of approximately 36% and 37%, respectively.
Minority Interest
     As part of the acquisition of Burdick, the Company acquired 56% ownership of Shanghai Burdick Medical Instrument Co., LTD., which became Shanghai-Quinton in 2004. The Shanghai-Quinton joint venture has a limited life of thirty years, terminating in 2030. If the joint venture is terminated, the Company would be required to liquidate the net assets of the joint venture and distribute proceeds to the partners. Assuming the joint venture were to have been terminated effective December 31, 2006, the Company estimates that such net proceeds would approximate the carrying value of the minority interest recorded in the accompanying consolidated balance sheet, which was approximately $75,000 at December 31, 2006.
3. Segment Reporting
     The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.
     The Company’s chief operating decision makers are the Chief Executive Officer and other senior executive officers of the Company. Based on evaluation of the Company’s financial information, management believes that the Company operates in one reportable segment with its various cardiology products and services.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s chief operating decision makers evaluate revenue performance of product lines, both domestically and internationally. However, operating, strategic and resource allocation decisions are based primarily on the Company’s overall performance in its operating segment.
     The following table summarizes revenues by product line:

	Year ended December 31,
(in thousands)	2006	2005	2004
Cardiac monitoring products	$71,016	$74,278	$77,373
Defibrillation products	67,414	19,182	—
Service	16,999	13,190	12,230

Total	$155,429	$106,650	$89,603

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Year ended December 31,
(in thousands)	2006	2005	2004
Domestic	$117,497	$92,409	$83,696
Foreign	37,932	14,241	5,907

Total	$155,429	$106,650	$89,603

     All intangible assets are domestic. Long-lived assets located outside of the United States are not material.
4. Restructuring costs
Restructuring Costs Associated with CSI Merger
     The merger transaction resulted in excess facilities and redundant employee positions. The Company accrued $1,418,000 of restructuring costs as part of the merger transaction purchase price for lease exit costs associated with the Irvine, California and Minnetonka Minnesota facilities and other operating leases. In addition, a restructuring liability with an estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
     Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms of the Minnetonka, Minnesota and Solon and Warransville, Ohio facilities, which end in August 2007 and January 2009, respectively.
     The Company recorded charges of $233,000 and $1,589,000 for the year ended December 31, 2006 and 2005, respectively, which consisted of employee retention costs and other costs resulting from a reduction in force of 101 employees across all Company functions. These charges were recorded as part of operating expenses in the consolidated statements of operations.
     The Company recorded charges of $93,000 and $56,000 for the year ended December 31, 2006 and 2005, respectively, which consisted of costs related to vacated facilities. These charges were recorded as part of operating expenses in the consolidated statements of operations.
     Of the restructuring costs accrued at December 31, 2006, $679,000 was included in Other Liabilities and $971,000 was included in Accrued Liabilities. The remaining employee severance and retention costs will be paid out through August 2007.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following tables summarize restructuring activity during the years ended December 31, 2005 and 2006:

	Balance at	Accrued as Part			Balance at
	December 31,	of the Merger		Cash	December 31,
(in thousands)	2004	Transaction	Additions	Expenditures	2005
Vacated facilities	$—	$2,709	$56	$(514)	$2,251
Employee severance and retention costs	—	1,702	1,589	(1,478)	1,813

Total	$—	$4,411	$1,645	$(1,992)	$4,064

	Balance at				Balance at
	December 31,		Cash		December 31,
(in thousands)	2005	Additions	Expenditures	Adjustments	2006
Vacated facilities	$2,251	$93	$(808)	$(152)	$1,384
Employee severance and retention costs	1,813	233	(1,780)	—	266

Total	$4,064	$326	$(2,588)	$(152)	$1,650

5. Inventories
     Inventories were valued at the lower of cost, on an average cost basis, or market and were comprised of the following as of December 31:

(in thousands)	2006	2005
Raw materials	$13,887	$18,746
Finished goods	3,730	3,306

Total inventories	$17,617	$22,052

6. Machinery and Equipment
     Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives	2006	2005
Equipment	(2-14 years)	$12,533	$11,487
Furniture and fixtures	(2-13 years)	1,950	2,053
Leasehold improvements	(2-7 years)	1,718	1,656

Subtotal		16,201	15,196
Less: Accumulated depreciation and amortization		(10,245)	(7,565)

Net machinery and equipment		$5,956	$7,631

     During the years ended December 31, 2006, 2005 and 2004, the Company recorded depreciation expense related to machinery and equipment of $2,792,000, $1,840,000 and $1,251,000, respectively.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Intangible Assets
     The following table sets forth the balances of intangible assets at December 31, 2006 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(2,307)	6,343
Cardiac Science developed technology	8 years	11,330	(1,888)	9,442
Burdick distributor relationships	10 years	1,400	(560)	840
Burdick developed technology	7 years	860	(491)	369
Patents and patent applications	5-10 years	960	(865)	95

Total		$37,980	$(6,111)	$31,869

     The Company recorded amortization expense related to identifiable intangibles of $3,469,000, $1,372,000, and $323,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company’s estimated expense for the amortization of intangibles for each of the next five years is summarized as follows (in thousands):

2007	$3,457
2008	3,419
2009	3,419
2010	2,720
2011	1,566
Thereafter	2,508
8. Investment in Unconsolidated Entities
     In connection with acquisition of certain entities, the Company received investments in certain unconsolidated entities. These are generally accounted for under either the cost method, for illiquid investments, or as available-for-sale, for investments with a readily determinable market value.
     As of December 31, the Company held the following investments (in thousands):

	2006	2005
ScImage	$84	$84
Biotel	370	370
Other	42	8

Total investment in unconsolidated entities	$496	$462

   ScImage
     The Company owns a preferred ownership investment in ScImage, a privately held company. The Company is entitled to earn commissions if it sells ScImage’s products. The Company has accounted for this investment using the cost method. In the fourth quarter of 2005, based on significant changes in circumstances which indicated a permanent impairment in value, the Company wrote down this investment to estimated fair value of $84,000. This resulted in a charge of $916,000 in 2005 recorded in other income (expense), net.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Biotel, Inc.
     The Company owns approximately 6.8% of the outstanding shares of Biotel, a publicly traded company engaged in the development, manufacturing, and marketing of medical devices and related software. These shares were received through the merger with CSI and are valued based on quoted market price.
9. Goodwill
     In October 2002, the Company acquired the medical treadmill manufacturing business and related assets and technology rights from its previous supplier of these treadmills. The Company accounted for this transaction as a business combination and recorded goodwill of $926,000 in connection with this purchase.
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
     In connection with the September 2005 acquisition of Cardiac Science, Inc., the Company recorded goodwill of $98,990,000 and reduced acquired goodwill by $449,000 due to adjustments to registration costs.
10. Accrued Liabilities and Warranty
     Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2006	2005
Accrued compensation and benefits	$5,019	$5,329
Other accrued liabilities	4,871	6,589

Total accrued liabilities	$9,890	$11,918

     The Company’s warranty liability is summarized as follows (amounts in thousands):

			Purchase
			accounting
			adjustments
		Charged to	to estimated
	Beginning	product cost	fair value of	Warranty	End of
(in thousands)	of period	of revenues	acquired warranty	Expenditures	period
Year ended December 31, 2004	$2,059	$1,291	$—	$(1,257)	$2,093
Year ended December 31, 2005	2,093	1,611	479	(1,835)	2,348
Year ended December 31, 2006	2,348	2,042	279	(2,137)	2,532
11. Credit Facility
     Quinton established a line of credit in December 2002, which was assumed by the Company in the merger transaction. The credit agreement was amended in September 2005, and expires in September 2007. Borrowings under the line of credit are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and inventories. Substantially all of the Company’s assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2006, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $295,000. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure, an adjusted quick ratio and certain reporting requirements. At December 31, 2006, the Company was in compliance with all covenants under the credit facility. At December 31, 2006 and 2005, the Company did not have any borrowings under this line of credit.
12. Income Taxes
     Income tax expense (benefit) for 2006, 2005 and 2004 includes the following components (amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Current
Federal	$—	$—	$77
State	—	73	47
Foreign	166	19	—

Total current provision	166	92	124

Deferred
Federal	(490)	(1,388)	(8,472)
State	(291)	(177)	(542)

Total deferred benefit	(781)	(1,565)	(9,014)

Total provision benefit	$(615)	$(1,473)	$(8,890)

     A reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

	2006	2005	2004
Federal income tax provision (benefit) at U.S. statutory rates	(34.0%)	(34.0%)	34.0%
Meals and entertainment	23.2%	3.5%	1.6%
Stock-based compensation	44.3%	—	—
Research and development credits	(131.8%)	(23.4%)	(6.5%)
State income taxes, net of federal benefit	—	(0.5%)	0.5%
Exclusion for extraterritorial income	—	—	(0.8%)
Change in deferred tax valuation allowance	—	—	(173.6%)
Other	(0.9%)	0.7%	—

Benefit for income taxes	(99.2%)	(53.7%)	(144.8%)

     At December 31, 2006, net operating loss carryforwards available to offset future taxable income were $111,117,000. FAS 109 requires the Company to reduce the deferred tax asset resulting from these (and other) future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that it will realize the benefit of all of its deferred tax assets, and accordingly, no valuation allowance against its deferred tax assets is required.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the year ended December 31, 2005, the Company was unprofitable, primarily as a result of the acquisition of Cardiac Science, Inc. This loss and the net operating loss carryforwards of the Company and the significant operating loss carryforwards of Cardiac Science, Inc., to which the Company succeeded, increased the Company’s net operating loss carryforwards available to offset future taxable income to $103,300,000.
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
     Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$42,471	$38,427
Stock-based compensation	1,516	1,172
Research and experimentation and alternative minimum tax credits	5,754	4,510
Inventory basis difference	1,197	1,555
Warranty liability	936	889
Deferred revenue/ gain/ loss	763	2,096
Accrued compensation/ severance/ relocation	673	1,671
Other assets	3,354	1,188
Other	816	1,531

Gross deferred tax assets	57,480	53,039

Deferred tax liabilities:
Burdick intangible assets	(447)	(559)
Burdick trade name intangible asset	(1,257)	(1,156)
Cardiac Science intangible assets	(7,063)	(7,005)
Cardiac Science trade name	(4,207)	(4,211)
Goodwill from treadmill line acquisition	(79)	(62)
Depreciation/amortization	—	(82)

Gross deferred tax liabilities	(13,053)	(13,075)

Net deferred tax asset	$44,427	$39,964

     At December 31, 2006, the Company had net operating loss carryforwards of approximately $111,117,000 and $61,770,000 related to U.S. federal and state jurisdictions, respectively. In addition, the Company has Federal credit carryforwards of $3,835,000, and state credit carryforwards of $1,919,000. The Federal and state net operating loss carryforwards expire in varying amounts between 2006 and 2025. The Federal tax credit carryforwards expire in varying amounts between 2018 and 2025, while most of the state credits have no expiration.
     Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The acquisition by the Company of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., resulted in such an ownership change. Accordingly, the annual utilization of net operating loss and credit carryforwards are estimated to be limited to an amount between $7,500,000 and $9,750,000 in years 2006 through 2010, and $3,279,000 from 2011 through 2025.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The domestic and foreign components of pre-tax earnings (losses) were as follows for the years ended December 31 (in thousands):

	Year ended December 31,
	2006	2005	2004
U.S.	$(1,184)	$(2,679)	$6,237
Foreign	564	(63)	(98)

Total	$(620)	$(2,742)	$6,139

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
13. Commitments and Contingencies
   Lease Commitments
     The Company leases its office facilities in the U.S. and its international sales offices under operating leases. The operating lease related to the Bothell, Washington corporate headquarters is a non-cancelable facility lease agreement that expires on December 31, 2013. The operating lease for the office, production and warehouse facilities in Deerfield, Wisconsin is a non-cancelable facility lease agreement that expires on November 30, 2008 with two five-year renewal options. In connection with the acquisition of CSI, the Company acquired a leased facility in Lake Forest, California, which houses certain research and development operations. This facility comprises approximately 10,000 square feet and the lease expires in 2008. Additionally, the Company acquired international sales and marketing offices in Copenhagen, Denmark, Manchester, England, and Beijing, China. The Company also leases equipment under non-cancelable operating leases.
     Future minimum lease payments for all non-cancelable leases are as follows (amounts in thousands):

		Operating
		Leases, Net
	Operating	of Sublease
	Leases	Income
Year:
2007	$2,855	$2,522
2008	2,441	2,249
2009	862	846
2010	741	741
2011	753	753
Thereafter	1,812	1,812

Total	$9,464	$8,923

     Net rental expense, including common area maintenance costs, during 2006, 2005 and 2004 was approximately $1,601,000, $1,252,000 and $1,165,000, respectively.
   Other Commitments
     As of December 31, 2006, the Company had purchase obligations of approximately $31,165,000 consisting of outstanding purchase orders issued in the normal course of business.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Guarantees and Indemnities
     During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and suppliers in connection with the sales of its products, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.
   Performance Guarantees
     At December 31, 2006, the Company’s Danish subsidiary had bank performance guarantees totaling 338,000 Danish Kroner (approximately $60,000 in U.S. dollars) that were issued in 1999 through 2000 in connection with sales contracts to foreign governments. These bank performance guarantees have all expired but are not officially released until the customer notifies the bank that renewal is not required. The Company has no further performance obligations under these contracts other than providing normal warranty service on the products sold under the contracts. In addition, the Company had performance bonds of $295,000 outstanding at December 31, 2006 which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
   Legal Proceedings
     In February 2003, a patent infringement action was brought initially by CSI against Philips Medical Systems North America, Inc., Philips Electronics North America Corporation and Koninklijke Philips Electronics N.V. (“Philips”) in the United States District Court for the District of Minnesota. The suit alleges that certain of Philips’ automated external defibrillators infringe certain of the Company’s United States patents including, among others, patents relating to pre-connected disposable defibrillation electrodes and daily self-testing of electrodes and batteries. In the same action, Philips counterclaimed, alleging that the Company’s automated external defibrillators infringe certain of Philips’ patents, including, among others, patents relating to self testing of automated external defibrillators. At this stage, the Company is unable to predict the outcome of this litigation and has not established an accrual for this matter because a loss is not determined to be probable. The Company intends to continue to defend this counter claim vigorously.
     In March 2004, William S. Parker brought suit against CSI for patent infringement in the United States District Court for the Eastern District of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because it has determined that a loss is not probable. The Company intends to defend against this suit vigorously.
     In March, 2006, the Institute of Applied Management and Law, Inc. (IAML) commenced an arbitration against CSI for alleged failure to perform on a marketing agreement. The Company believes that IAML’s interpretation of the agreement is unfounded and is contesting IAML’s claim. At this stage, the Company is unable to predict the outcome of this action. The Company has not established an accrual for this matter because it has determined a loss is not probable. The Company intends to defend against this claim vigorously.
     We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Shareholders’ Equity
   Preferred Stock
     The Company is authorized to issue a total of 10,000,000 shares of preferred stock, no shares of which were issued or outstanding as of December 31, 2006 and 2005. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.
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
The following table summarizes warrants assumed in connection with the merger transaction that were outstanding and exercisable at December 31, 2006:

	Warrants
	Outstanding and	Exercise Price	Expiration
Grant Date	Exercisable	per Share	Date
1997	7,500	$22.50	2007
2002	1,500	18.00	2007
2002	2,500	17.50	2012
2003	1,500	32.70	2008
2003	75,000	30.00	2007
2003	10,000	46.10	2008
2003	22,333	50.00	2008
2004	1,500	19.50	2009
2004	208,776	25.00	2009

Total	330,609

Weighted average exercise price		$28.33

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Stock-Based Compensation Plans
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method and applied the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options and for purchases under the ESPP since the ESPP purchase discounts exceed the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, in accordance with the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the year ended December 31, 2006.
     Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2006, 2005 and 2004 was approximately $2,028,000, $58,000 and $73,000, respectively. The related tax benefit recognized in the consolidated statement of operations for the year ended December 31, 2006 was approximately $375,000 and was insignificant for the years ended December 31, 2005 and 2004. Stock-based compensation of $34,000 was capitalized and included in inventory in the consolidated balance sheet at December 31, 2006. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $1,548,000, $216,000, $285,000 and $13,000, respectively for the year ended December 31, 2006. The Company issues new shares upon the exercise of stock options, grants of stock awards and purchases through the ESPP.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents the impact of the Company’s adoption of SFAS 123R on selected line items from the Company’s condensed consolidated financial statements for the year ended December 31, 2006:

	Year ended
	December 31, 2006
	As Reported	If Reported
	Following	Following
(in thousands, except per share data)	SFAS 123R	APB 25
Condensed Consolidated Statement of Operations:
Operating income (loss)	$(1,386)	$344
Income (loss) before income taxes and minority interest	$(620)	$1,110
Net income	$49	$1,548

Net income per share:
Basic	$0.00	$0.07
Diluted	$0.00	$0.07

Condensed Consolidated Statement of Cash Flows:
Net cash provided by operating activities	$8,683	$8,683
Net cash provided by financing activities	$897	$897
     The following table shows the effect on net income (loss) and earnings (loss) per share for the years ended December 31, 2005 and 2004 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options (or the purchase date of the stock purchased under the ESPP, as applicable), in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) for the years ended December 31, 2005 and 2004. Disclosures for the year ended December 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

	Year ended December 31,
(in thousands, except per share data)	2005	2004
Net income (loss) — as reported	$(1,238)	$15,068
Add back: Stock-based employee compensation expense included in reported income, net of related tax effects	58	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $926 and $376, respectively	(3,673)	(1,737)

Net income (loss) — pro forma	$(4,853)	$13,404

Net income (loss) per share as reported — basic	$(0.08)	$1.47
Net income (loss) per share as reported — diluted	$(0.08)	$1.39
Net income (loss) per share pro forma — basic	$(0.33)	$1.31
Net income (loss) per share pro forma — diluted	$(0.33)	$1.28

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Year ended December 31,
	2006	2005	2004
Stock options plans:
Volatility	52.6% - 56.0%	59.0% - 62.0%	70.0%
Expected term (years)	6.25	6.25	7.00
Risk-free interest rate	4.6%	4.5%	3.8%
Expected dividend yield	—	—	—
Fair value of options granted	$4.99	$5.71	$8.29

Employee stock purchase plan:
Volatility	34.0%	64.6%	70.0%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	4.4%	2.7%	2.0%
Expected dividend yield	—	—	—
Fair value of employee stock purchase rights	$2.37	$4.44	$3.29

Non-vested stock:
Fair value of non-vested stock awards granted	$8.25	$—	$—
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
     The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $8.07 as of the last business day of the year ended December 31, 2006, which would have been received by the optionees had all options been exercised on that date.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,351,000, which is expected to be recognized over a weighted average period of approximately 3.3 years. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $521,000, $190,000 and $977,000, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1,438,000, $3,731,000 and $1,742,000, respectively. The Company issues new shares of common stock upon the exercise of options.
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of December 31, 2006:

Outstanding shares - 2002 Plan	2,180,550
Outstanding shares - 1997 Plan	1,159,505
Stock options available for grant	621,087
Outstanding restricted stock grants	159,409
Employee stock purchase plan shares available for issuance	567,894

Total common shares reserved for future issuance	4,688,445

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
     The following table summarizes information about the 2002 Plan option activity during the year ended December 31, 2006:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, December 31, 2005	1,960,525	$7.67
Granted	435,000	8.87
Exercised	(79,013)	2.91
Cancelled	(135,962)	9.99

Outstanding, December 31, 2006	2,180,550	$7.92	6.7 years	$3,234

Exercisable, December 31, 2006	1,607,944	$7.32	6.0 years	$3,234

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following information is provided for 2002 Plan options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$0.00 - $1.08	31,634	$0.29	1.9 years	31,634	$0.29
$1.09 - $2.42	6,138	1.31	2.4 years	6,138	1.31
$2.43 - $3.25	553,592	2.85	3.7 years	553,592	2.85
$3.26 - $4.51	4,321	4.27	5.0 years	4,321	4.27
$4.52 - $7.59	7,718	6.99	6.2 years	7,718	6.99
$7.60 - $8.79	548,621	8.18	8.6 years	180,849	7.77
$8.80 - $10.84	579,418	9.84	7.4 years	565,537	9.83
$10.85 - $12.95	440,620	12.00	7.6 years	250,083	12.15
$12.96 - $14.25	8,488	13.34	7.5 years	8,072	13.36

$0.00 - $14.25	2,180,550	$7.92	6.7 years	1,607,944	$7.32

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
     The following table summarizes information about the 1997 Plan option activity during the year ended December 31, 2006:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, December 31, 2005	1,274,748	$25.04
Granted	52,500	8.38
Cancelled	(167,743)	23.42

Outstanding, December 31, 2006	1,159,505	$24.50	6.0 years	$—

Exercisable, December 31, 2006	1,100,655	$25.26	5.8 years	$—

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following information is provided for 1997 Plan options outstanding and exercisable at December 31, 2006:

	Outstanding			Exercisable
			Weighted-
		Weighted-	Average		Weighted-
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Options	Price	Life	Options	Price
$7.60 - $8.79	52,500	$8.38	10.0 years	—	$—
$8.80 - $10.84	63,825	9.12	8.8 years	63,825	9.12
$10.85 - $12.95	8,800	11.10	8.3 years	8,800	11.10
$12.96 - $17.50	115,975	17.39	5.8 years	114,725	17.38
$17.51 - $20.60	537,175	20.30	5.2 years	534,675	20.31
$20.61 - $22.40	10,950	22.22	6.5 years	10,950	22.22
$22.41- $24.60	55,645	24.20	5.7 years	55,645	24.20
$24.61 - $26.00	32,000	26.00	6.4 years	32,000	26.00
$26.01 - $36.50	24,500	35.20	6.9 years	24,400	35.20
$36.51 - $41.50	196,742	39.96	6.1 years	194,242	39.98
$41.51 - $50.70	29,500	46.05	6.2 years	29,500	46.05
$50.71 - $60.00	31,893	58.37	3.6 years	31,893	58.37

$7.60 - $60.00	1,159,505	$24.50	6.0 years	1,100,655	$25.26

     Non-vested Stock Awards — In the fourth quarter of 2005, the Company began granting employees non-vested stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee-related federal taxes.
     Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. Compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $285,000 during the year ended December 31, 2006.
     As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $1,239,000, which is expected to be recognized over a weighted average period of approximately 3.3 years.
     The following table summarizes information about the non-vested stock awards activity during the year ended December 31, 2006:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested balance, December 31, 2005	104,350	$9.38
Granted	101,650	8.25
Vested	(23,516)	9.39
Cancelled	(23,075)	9.08

Non-vested balance, December 31, 2006	159,409	$8.70

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

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company issued 92,199 shares of common stock during the year ended December 31, 2006 in connection with the ESPP and received total proceeds of $665,000. Prior to the adoption of SFAS 123R, the Company did not record compensation expense related to the ESPP. During the year ended December 31, 2006, the Company recorded stock-based compensation expense for the ESPP of approximately $216,000.
16. Employee Benefit Plans
     The Company is the sponsor of the Cardiac Science Corporation (formerly Quinton Cardiology Inc.) 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers all regular employees of the Company who satisfy certain age and service requirements as specified in the 401(k) Plan. The 401(k) Plan includes provision for an employee deferral of up to 50% of pre-tax compensation to the maximum deferral allowed under IRC 2005 guidelines, and up to 50% of compensation for after-tax deferral. On behalf of eligible participants, the Company may make a Matching Contribution equal to a discretionary percentage of the elective deferral up to the Plan’s established limits and is subject to the Plan’s vesting schedule. The Company made matching contributions of approximately $761,000, $573,000 and $550,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the Company had accrued $38,000 and $27,000, respectively, for matching plan contributions.
     The Company acquired the Cardiac Science, Inc. 401(k) Retirement Plan (the “401(k) Plan”) in connection with the merger transaction. The 401(k) Plan covers former regular CSI employees who meet the eligibility requirements. The 401(k) Plan includes provision for an employee deferral of up to 25% of pre-tax compensation to the maximum deferral allowed under IRC 2005 guidelines. The Company made matching contributions of approximately $55,000 for the year ended December 31, 2006. The Company did not contribute to the plan in 2005. This plan was merged into the Cardiac Science Corporation 401(k) Plan on December 1, 2006.
17. SEC Staff Accounting Bulletin No. 108
     As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on accumulated deficit of errors relating to prior years which were previously considered immaterial under the rollover method of evaluating errors. Such adjustments do not require previously filed reports with the SEC to be amended. Effective the beginning of the fiscal year ended December 31, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company has adjusted the beginning accumulated deficit for an error which would be material under the iron curtain method for fiscal 2006 in the accompanying consolidated financial statements for the item described below. The Company considers this adjustment to be immaterial to prior periods under the rollover method.
Lease Accounting
     Accounting for a lease was not in accordance with U.S. generally accepted accounting principles, for which a SAB 108 adjustment was made to deferred rent in the amount of $216,000. This was recorded as an adjustment to accumulated deficit in the amount of $136,000 and deferred taxes in the amount of $80,000, to properly reflect the amount, net of tax, as an adjustment to beginning retained earnings.

CARDIAC SCIENCE CORPORATION. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Quarterly Results of Operations (Unaudited)
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
     The table below presents quarterly data for the years ended December 31, 2005 and 2006 (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Consolidated Statements of Operations Data:
Revenues	$21,330	$21,968	$27,446	$35,906	$39,115	$39,221	$38,116	$38,977
Cost of Revenues	11,564	12,093	15,168	20,969	20,722	20,631	20,048	20,794

Gross profit	9,766	9,875	12,278	14,937	18,393	18,590	18,068	18,183
Operating Expenses:
Research and development	1,809	1,908	2,262	3,374	2,970	2,875	2,792	3,096
Sales	3,968	3,944	5,666	7,860	7,543	8,059	8,443	8,843
Marketing	689	648	935	1,247	1,840	1,855	1,602	1,775
General and administrative	2,045	2,266	4,697	6,118	5,811	5,916	5,863	5,337

Total operating expenses	8,511	8,766	13,560	18,599	18,164	18,705	18,700	19,051

Operating income (loss)	1,255	1,109	(1,282)	(3,662)	229	(115)	(632)	(868)
Other Income (Expense):
Interest income (expense), net	113	145	123	(56)	(50)	(5)	18	21
Other income (expense), net	61	53	34	(635)	231	274	94	183

Total other income (expense)	174	198	157	(691)	181	269	112	204

Income (loss) before income tax benefit (expense) and minority interest	1,429	1,307	(1,125)	(4,353)	410	154	(520)	(664)
Income tax benefit (expense)	(470)	(434)	558	1,819	(159)	(49)	209	614

Income (loss) before minority interest	959	873	(567)	(2,534)	251	105	(311)	(50)
Minority interest	20	6	(2)	7	13	13	13	15

Net income (loss)	$979	$879	$(569)	$(2,527)	$264	$118	$(298)	$(35)

Net income (loss) per share — basic	$0.09	$0.08	$(0.04)	$(0.11)	$0.01	$0.01	$(0.01)	$(0.00)

Net income (loss) per share — diluted	$0.09	$0.08	$(0.04)	$(0.11)	$0.01	$0.01	$(0.01)	$(0.00)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
     A summary of the activity in the allowance for doubtful accounts follows:

		Increase	Expenses
	Beginning	Through	and		End of
(in thousands)	of Period	Acquisition	Adjustments	Write-offs	Period
Year Ended December 31, 2006	$3,455	$—	$216	$(2,764)	$907
Year Ended December 31, 2005	655	2,597	478	(275)	3,455
Year Ended December 31, 2004	663	—	205	(213)	655

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted as of December 31, 2006, an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation as of December 31, 2006, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective for ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our principal executive and financial officers concluded as of December 31, 2006, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Management’s report on internal control over financial reporting is set forth on page 43 in our consolidated financial statements included elsewhere in this report.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is set forth on page 44 in our consolidated financial statements included elsewhere in this report.
Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by Part III, Item 10, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Other Information as to Directors – Board Committees and Meetings – Audit Committee” included in our definitive Proxy Statement relating to our 2007 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 11. Executive Compensation
     Information called for by Part III, Item 11, is incorporated by reference to the sections entitled “Other Information as to Directors – Directors Compensation,” “Executive Compensation” and “Compensation Committee Report” included in our definitive Proxy Statement relating to our 2007 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information called for by Part III, Item 12, is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in our definitive Proxy Statement relating to our 2007 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information called for by Part III, Item 13, is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transaction” and “Other Information as to Directors – Director Independence” included in our definitive Proxy Statement relating to our 2007 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 14. Principal Accountant Fees and Services.
     Information called for by Part III, Item 14, is incorporated by reference to the section entitled “Audit and Related Fees” included in our definitive Proxy Statement relating to our 2007 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:
(1)	Consolidated Financial Statements: See Index to Financial Statements at Item 8 on page 42 of this report.

(2)	Financial Statement Schedule: See Schedule II – Valuation and Qualifying Accounts on page 79 of this report.

(3)	Exhibits are incorporated herein by reference or are filed with this report: See Index to Exhibits following the signature page of this report.
     All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.
(b) Exhibits.
     The Exhibit Index is included on pages 84-87.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiac Science Corporation
By:	/s/ Michael K. Matysik
Michael K. Matysik
Chief Financial Officer

Date: March 16, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. HINSON John R. Hinson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ MICHAEL K. MATYSIK Michael K. Matysik	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2007

/s/ DAPHNE TAYLOR Daphne Taylor	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2007

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Chairman of the Board	March 16, 2007

/s/ W. ROBERT BERG W. Robert Berg	Director	March 16, 2007

/s/ JUE-HSIEN CHERN Jue-Hsien Chern	Director	March 16, 2007

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 16, 2007

/s/ TIMOTHY C. MICKELSON Timothy C. Mickelson	Director	March 16, 2007

/s/ RAY E. NEWTON, III Ray E. Newton, III	Director	March 16, 2007

/s/ JEFFREY F. O’DONNELL, SR. Jeffrey F. O’Donnell, Sr.	Director	March 16, 2007

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation (1)

2.2	Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc. (3)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (21)

4.1	Specimen Stock Certificate (2)

4.2	Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager (17)

4.3	Second Amended and Restated Registration Rights Agreement, dated as of February 28, 2005, by and among Cardiac Science, Inc., and the investors listed on the signature pages thereto (27)

4.4	Form of Warrant (17)

4.5	Form of Warrant issued to Perseus Acquisition /Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P. and Cardiac Science Co-Investment, L.P. (18)

10.1	Senior Note and Warrant Conversion Agreement dated as of February 28, 2005 among CSQ Holding Company, Cardiac Science, Inc. and the purchasers listed on the signature pages thereto (27)

10.2 *	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and John R. Hinson (26)

10.3	Assumption and Amendment Agreement dated as of September 28, 2005 among Silicon Valley Bank, Cardiac Science Corporation, Quinton Cardiology, Inc. and Cardiac Science Operating Company (19)

10.4	Lease Termination Agreement effective as of September 14, 2005 between Cardiac Science, Inc. and Terrace Tower Orange County, LLC (20)

10.5*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan (4)

10.6*	Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (4)

10.7*	Quinton Cardiology Systems, Inc. 2002 Employee Stock Purchase Plan (4)

10.8*	Cardiac Science Corporation Stock Option Grant Program for Nonemployee Directors

10.10	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000 (4)

10.11	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000 (4)

10.12	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001 (6)

10.13	Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001 (4)

10.14	Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.15	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.16	Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002 (7)

Exhibit
Number	Description
10.17	Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.18	Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.19	Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.20	Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.21	Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.22	Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998 (7)

10.23	Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003 (8)

10.24*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.) (9)

10.25*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003 (9)

10.26*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Michael K. Matysik (26)

10.27*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Darryl Lustig (26)

10.28*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004 (10)

10.30	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004 (12)

10.32*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (25)

10.33*	Cardiac Science Corporation Senior Executives — 2006 Base Compensation

10.36++	OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.37++	Addendum 1 dated as of March 24, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.38	Amendment One dated August 10, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.39	Second Amendment dated February 14, 2005 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.40++	OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.41*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between

Exhibit
Number	Description
Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003 (13)

10.42	Amendment One dated August 10, 2004 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.43*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended (14)

10.44	Second Amendment dated February 14, 2005 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.45*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Kurt Lemvigh (26)

10.46	Third Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.47+	Third Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.48+	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.50*	Employment Agreement effective September 1, 2005 between Cardiac Science Corporation and Raymond W. Cohen (21)

10.51*	Letter Agreement dated as of November 9, 2005 between Cardiac Science Corporation and Ruediger Naumann-Etienne (21)

10.52*	Form of Indemnification Agreement (21)

10.53*	Summary of Non-Employee Director Compensation (21)

10.54*	Cardiac Science Corporation 2006 Management Incentive Plan (22)

1056*	Severance and Release Agreement dated as of April 26, 2006 between Cardiac Science Corporation and Peter Foster (23)

10.57*	Form of 1997 Stock Option/Stock Issuance Plan Grant Notice and Option Agreement (24)

10.58*	2006 Compensation Incentive Plan for Darryl Lustig (26)

10.59++	Fourth Amendment dated October 25, 2006 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003

10.60*	Form of Cardiac Science Corporation Stock Option Grant Notice under 2002 Stock Incentive Plan for Non-Employee Directors

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on March 26, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(9)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(10)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(11)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(12)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

(13)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(14)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(15)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on March 27, 2001.

(16)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-19567).

(17)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(18)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 30, 2005.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on October 3, 2005.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed November 15, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed February 27, 2006.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed May 2, 2006.

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-51512).

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-51512).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed September 22, 2006.

(27)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-124514) filed on May 2, 2005.