Form 10-Q
period 2007-03-31
Cardiac Science CORP
filed 2007-05-10
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑    Yes      ☐    No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer     ☐     Accelerated filer    ☑     Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes       ☑    No
     The number of shares outstanding of the registrant’s common stock as of May 2, 2007 was 22,686,587.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$12,091	$9,819
Short-term investments	149	547
Accounts receivable, net of allowance for doubtful accounts of $636 and $907, respectively	27,229	26,971
Inventories	18,237	17,617
Deferred income taxes, net	3,927	3,902
Prepaid expenses and other current assets	2,705	2,121

Total current assets	64,338	60,977
Other assets	208	209
Machinery and equipment, net of accumulated depreciation and amortization of $10,933 and $10,245, respectively	5,543	5,956
Deferred income taxes, net	40,600	40,525
Intangible assets, net of accumulated amortization of $6,979 and $6,111, respectively	31,001	31,869
Investment in unconsolidated entities	431	496
Goodwill	107,613	107,613

Total assets	$249,734	$247,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,944	$11,761
Accrued liabilities	9,137	9,890
Warranty liability	2,608	2,532
Deferred revenue	7,246	7,111

Total current liabilities	32,935	31,294
Other liabilities	524	679

Total liabilities	33,459	31,973
Minority interest	53	75
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of March 31, 2007 and December 31, 2006, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,647,705 and 22,598,014 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	222,045	221,213
Accumulated other comprehensive income (loss)	(21)	20
Accumulated deficit	(5,802)	(5,636)

Total shareholders’ equity	216,222	215,597

Total liabilities and shareholders’ equity	$249,734	$247,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2007	2006
Revenues:
Products	$37,691	$34,569
Service	3,979	4,546

Total revenues	41,670	39,115

Cost of Revenues:
Products	18,837	17,680
Service	2,953	3,042

Total cost of revenues	21,790	20,722

Gross profit	19,880	18,393

Operating Expenses:
Research and development	2,982	2,970
Sales	8,842	7,543
Marketing	2,266	1,840
General and administrative	6,200	5,811

Total operating expenses	20,290	18,164

Operating income (loss)	(410)	229

Other Income (Expense):
Interest income (expense), net	22	(50)
Other income, net	125	231

Total other income	147	181

Income (loss) before income tax benefit (expense) and minority interest	(263)	410
Income tax benefit (expense)	75	(159)

Income (loss) before minority interest	(188)	251
Minority interest	22	13

Net income (loss)	$(166)	$264

Net income (loss) per share — basic	$(0.01)	$0.01
Net income (loss) per share — diluted	$(0.01)	$0.01
Weighted average shares outstanding — basic	22,611,743	22,430,814
Weighted average shares outstanding — diluted	22,611,743	22,607,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands)	2007	2006
Operating Activities:
Net income (loss)	$(166)	$264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,606	1,557
Deferred income taxes	(75)	63
Stock-based compensation	613	449
Minority interest	(22)	(13)
Loss on disposal of equipment	3	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(258)	34
Inventories	(607)	2,054
Prepaid expenses and other assets	(584)	616
Accounts payable	2,175	118
Accrued liabilities	(638)	(1,597)
Warranty liability	76	11
Deferred revenue	135	13

Net cash flows provided by operating activities	2,258	3,569

Investing Activities:
Purchases of short-term investments	(149)	—
Maturities of short-term investments	547	—
Purchases of machinery and equipment	(328)	(396)
Payments related to the purchase of Cardiac Science, Inc.	(270)	(773)

Net cash flows used in investing activities	(200)	(1,169)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	214	223

Net cash flows provided by financing activities	214	223

Net change in cash and cash equivalents	2,272	2,623
Cash and cash equivalents, beginning of period	9,819	3,546

Cash and cash equivalents, end of period	$12,091	$6,169

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
     Basis of Presentation
          The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2007, the condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2006 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Cardiac Science Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2006 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
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
     Net Income (Loss) Per Share
          In accordance with Statement of Financial Accounting Standard No. 128, “Computation of Earnings Per Share,” (“SFAS 128”) basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

          The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
	March 31,
(in thousands, except share data)	2007	2006
Numerator:
Net income (loss)	$(166)	$264

Denominator:
Weighted average shares for basic calculation	22,611,743	22,430,814
Incremental shares from employee stock options and ESPP	—	176,803

Weighted average shares for diluted calculation	22,611,743	22,607,617

          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted income per share:

	Three Months Ended
	March 31,
	2007	2006
Antidilutive shares issuable upon exercise of stock options	3,189,836	1,921,343
Antidilutive shares issuable upon exercise of warrants	330,609	330,909
Antidilutive shares related to non-vested stock awards and ESPP	268,330	—

Total	3,788,775	2,252,252

     Customer and Vendor Concentrations
          The following table summarizes the customers accounting for 10% or more of total revenues:

	Three Months Ended
	March 31,
Customer	2007	2006
Customer 1	11%	*
Customer 2	*	13%

*	Did not exceed 10%.
          The following table summarizes the vendors accounting for 10% or more of purchases:

	Three Months Ended
	March 31,
Vendor	2007	2006
Vendor 1	10%	*
Vendor 2	*	13%

*	Did not exceed 10%.
          Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
     Taxes Collected from Customers and Remitted to Governmental Authorities
          The Company uses the net method (excluded from revenue) for reporting taxes that are assessed by a governmental authority that are directly imposed on revenue-producing transactions, i.e. sales, use and value-added taxes.

     Reclassifications
          Certain reclassifications of prior period balances have been made for consistent presentation with the current period. Theses reclassifications had no impact on net income (loss) or shareholders’ equity as previously reported.
     Recent Accounting Pronouncements
          In September 2006, the Financial Standards Accounting Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt the new requirements beginning in the first quarter of 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt the new requirements beginning in the first quarter of 2008. The Company is currently assessing the impact of this Statement on its consolidated financial statements.
     2. Merger Transaction with Cardiac Science, Inc.
          On September 1, 2005, the Company, Quinton and CSI completed the merger transaction which was accounted for as an acquisition of CSI by Quinton under the purchase method of accounting. Quinton was the acquiring entity for financial reporting purposes based on the criteria for determining the acquirer set forth in SFAS No. 141, “Business Combinations” (“SFAS 141”). Under the purchase method of accounting, the total estimated purchase price is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the merger transaction, based on their fair values as of the closing date. The excess of purchase price over the tangible and identifiable intangible assets acquired net of liabilities assumed is allocated to goodwill. Valuation specialists have conducted valuations in order to assist management in determining the fair values of the intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values.
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
          The following table summarizes revenues by product line:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Cardiac monitoring products	$16,653	$19,849
Defibrillation products	21,038	14,720
Service	3,979	4,546

Total	$41,670	$39,115

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Domestic	$31,448	$30,353
Foreign	10,222	8,762

Total	$41,670	$39,115

          All intangible assets are domestic. Long-lived assets located outside of the United States are not material.

4. Restructuring Costs
          The merger transaction resulted in excess facilities and redundant employee positions. The Company accrued $1,418,000 of restructuring costs as part of the merger transaction purchase price for lease exit costs associated with the Irvine, California and Minnetonka, Minnesota facilities and other operating leases. In addition, a restructuring liability with an estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
          Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms of the Minnetonka, Minnesota and Solon and Warransville, Ohio facilities, which end in August 2007 and January 2009, respectively.
          Of the restructuring costs accrued at March 31, 2007, $524,000 was included in Other Liabilities and $781,000 was included in Accrued Liabilities. The remaining employee severance and retention costs will be paid out through August 2007.

	Balance at				Balance at
	December 31,		Cash		March 31,
(in thousands)	2006	Additions	Expenditures	Adjustments	2007
Vacated facilities	$1,384	$—	$(174)	$—	$1,210
Employee severance and retention costs	266	—	(171)	—	95

Total	$1,650	$—	$(345)	$—	$1,305

5. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	March 31,	December 31,
(in thousands)	2007	2006
Raw materials	$13,502	$13,887
Finished goods	4,735	3,730

Total inventories	$18,237	$17,617

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
          As of March 31, 2007, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $295,000. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure, an adjusted quick ratio and certain reporting requirements. At March 31, 2007, the Company was in compliance with all covenants under the credit facility. At March 31, 2007 and December 31, 2006, the Company did not have any borrowings under this line of credit.

7. Warranty Liability
          Changes in the warranty liability for the three months ended March 31, 2007 were as follows:

Three months ended
(in thousands)	March 31, 2007
Warranty liability, beginning of the period	$2,532
Charged to product cost of revenues	639
Warranty expenditures	(563)

Warranty liability, end of the period	$2,608

8. Stock-Based Compensation Plans
          The Company maintains several stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an ESPP.
          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Stock options plans:
Volatility	49.6%	56.0%
Expected term (years)	6.25	6.25
Risk-free interest rate	4.8%	4.6%
Expected dividend yield	—	—
Fair value of options granted	$5.06	$6.49

Employee stock purchase plan:
Volatility	37.0%	34.0%
Expected term (years)	0.5	0.5
Risk-free interest rate	4.5%	4.4%
Expected dividend yield	—	—
Fair value of employee stock purchase rights	$2.14	$2.37

Non-vested stock:
Fair value of non-vested stock awards granted	$9.07	$10.12
          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of March 31, 2007:

Outstanding shares - 2002 Plan	2,164,881
Outstanding shares - 1997 Plan	1,024,955
Stock options available for grant	876,185
Outstanding non-vested stock awards	194,172
Employee stock purchase plan shares available for issuance	722,472

Total common shares reserved for future issuance	4,982,665

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
          The following table summarizes information about the 2002 Plan option activity during the three months ended March 31, 2007:

Shares
Subject to
Options
Outstanding, December 31, 2006	2,180,550
Granted	32,500
Exercised	(25,540)
Cancelled	(22,629)

Outstanding, March 31, 2007	2,164,881

Exercisable, March 31, 2007	1,143,875

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
          The following table summarizes information about the 1997 Plan option activity during the three months ended March 31, 2007:

Shares
Subject to
Options
Outstanding, December 31, 2006	1,159,505
Cancelled	(134,550)

Outstanding, March 31, 2007	1,024,955

Exercisable, March 31, 2007	52,500

          Non-vested Stock Awards — The stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
          The following table summarizes information about the non-vested stock awards activity during the year ended March 31, 2007:

Shares
Non-vested balance, December 31, 2006	159,409
Granted	41,450
Vested	(3,601)
Cancelled	(3,086)

Non-vested balance, March 31, 2007	194,172

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
          The Company issued 20,842 and 23,901 shares of common stock during the three months ended March 31, 2007 and 2006, respectively, in connection with the ESPP and received total proceeds of $145,000 and $190,000, respectively.
9. Comprehensive Income (Loss)
          The Company records all changes in equity during the period from non-owner sources as other comprehensive income or loss, such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended
	March 31,
(in thousands)	2007	2006
Net income (loss)	$(166)	$264
Other comprehensive income (loss), net of related tax effects of $25 and $3 respectively	(41)	14

Total comprehensive income (loss)	$(207)	$278

10. Commitments and Contingencies
     Other Commitments
          As of March 31, 2007, the Company had purchase obligations of approximately $32,307,000 consisting of outstanding purchase orders issued in the normal course of business.
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
     Legal Proceedings
          In March 2004, William S. Parker brought suit against CSI for patent infringement in the United States District Court for the Eastern District of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because it has determined that a loss is not probable. The Company intends to continue to defend against this suit vigorously.
          The Company is subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 11. Income Taxes
          The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainly in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, the Company did not remove any tax exposure liabilities at March 31, 2007.

          The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
          The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At March 31, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
Note 12. Subsequent Events
          On April 24, 2007, the Company entered into a Settlement Agreement with Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation (collectively, “Philips”) in connection with the Company’s previously disclosed patent litigation with Philips. Under the Settlement Agreement, the parties agreed to release and discharge their respective claims that were the subject of the lawsuit and to a dismissal of the lawsuit with prejudice. The Company and Philips have covenanted not to sue each other for infringement claims with respect to their respective current products, and also to develop a dispute resolution mechanism to resolve any future disputes relating to future products. Pursuant to the Settlement Agreement, the Company and Philips entered into a Cross-License Agreement pursuant to which the Company and Philips cross-licensed, on a perpetual, non-exclusive, royalty-free basis, patents that were the subject of the lawsuit. In addition, Philips has licensed to the Company certain additional patents that were not a part of the suit on a fully-paid, perpetual, non-exclusive basis. As consideration for the license of these additional patents, the Company has agreed to pay Philips $1,000,000. Based on information available as of the date of this filing, the Company has reviewed the multiple elements of the Settlement Agreement and made a preliminary estimate of the fair value of the settlement and cross-license components using a relief from royalty approach. Based on this assessment, the Company determined that the settlement and cross-license did not result in a loss that would be required to be included in the Company’s results of operations for the first quarter of 2007.
          On April 30, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the Institute of Applied Management and Law, Inc. (“IAML”) in connection with the Company’s previously disclosed arbitration against CSI for alleged failure to perform on a marketing agreement. The Agreement is intended to be a complete and final resolution and settlement of respective differences, positions and claims. As consideration for the Agreement, the Company has agreed to pay IAML $500,000, which has been included as part of general and administrative expenses in the first quarter of 2007.
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
          Our accounting for the recent Settlement Agreement with Philips is subject to uncertainties
          We were involved in a lawsuit with Philips. In the lawsuit, we asserted infringement claims against Philips relating to certain of our AED patents, and Philips asserted counterclaims against us relating to certain of Philips AED patents. On April 24, 2007, the parties entered into a Settlement Agreement relating to this litigation. Under the Settlement Agreement, the parties agreed to release and discharge their respective claims that were the subject of the lawsuit and to dismiss the lawsuit with prejudice. In addition, the parties agreed not to sue each other for infringement claims relating to their respective current products and to develop a dispute resolution mechanism to resolve any disputes relating to future products. Finally, pursuant to the Settlement Agreement we entered into a Cross-License Agreement with Philips under which CSC cross-licensed, on a perpetual, non-exclusive, royalty-free basis, patents that were the subject of the lawsuit and Philips licensed to us, on a fully-paid, perpetual, non-exclusive basis, certain patents that were not part of the lawsuit.
          In accordance with SFAS No. 5, “Accounting for Contingencies”, we had not previously recorded any gain or loss contingency relating to the Philips lawsuit. We concluded that the settlement of the Philips lawsuit on April 24, 2007 was a subsequent event and we were required to consider all material information relating to the settlement in determining applicable estimates used in preparing the financial statements for the quarter ended March 31, 2007. Under Accounting Principals

Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”), as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” (“SFAS 153”), we were required to make individual estimates related to the multiple elements within the settlement and cross-license agreement in order to determine the net impact on our financial statements for the first quarter of 2007. Because the Philips settlement was entered into after the close of the quarter and shortly before this Quarterly Report on Form 10-Q was filed, we had limited time to evaluate the various elements of the settlement and cross-license in order to thoroughly assess the net impact of the settlement for purposes of preparing our financial statements for the first quarter of 2007. However, based on the information available and analyses performed prior to filing this Quarterly Report on Form 10-Q, we determined that the settlement and cross-license did not result in a loss that would be required to be included in our results of operations for the first quarter of 2007.
          We are in the process of further evaluating the various elements of the settlement and cross license. Based on this, it is possible that as a result of additional information and analyses, we may conclude that different estimates relating to the financial impact of the settlement and cross-license are required. In such event, any change in our estimates could be material, and may negatively impact our results of operations and financial position in future periods.
          The principal factors that could cause or contribute to such differences include, but are not limited to, those listed above and the other factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future periods, including the full fiscal year. Reference should also be made to the Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in the Cardiac Science Corporation Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Critical Accounting Estimates and Policies
          To prepare financial statements that conform with U.S. generally accepted accounting principles, we must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
          Fair Value of Legal Settlements. In connection with the Settlement Agreement with Philips, we were required to consider all material information relating to the various elements within the settlement. Under APB 29, as amended by SFAS 153, the fair value of consideration received and consideration transferred was estimated using a relief from royalty approach. The estimates used in this calculation were based on the best information available to management at the time of this filing. When additional information becomes available we will update our estimates accordingly.
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
Results of Operations
     Highlights of Results for the Three Months Ended March 31, 2007
•	Revenue of $41.7 million increased by approximately 7% over the first quarter of 2006, which included overall AED growth of 43% and domestic AED growth of 59%, partially offset by a decline of 16% in cardiac monitoring revenue and 13% in service revenue.

•	Gross margin improved to approximately 47.7% from approximately 47.0% for the comparable period in the prior year.

•	Defibrillation revenue increased by 43% over the reported amount for the comparable period in the prior year.

•	Cash generated by operations was $2.3 million.

•	IAML settlement was recorded.
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
          As revenues increase, we expect our operating expenses to increase also, though at a slower rate than our overall revenue rate. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase in the future as we continue to develop our corporate infrastructure in support of the growth of our business. However, we expect a significant decline in legal expenses in the second half of 2007 due to the settlement of two legal cases in April. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.
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
          Revenues for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2007	2006 to 2007	March 31, 2006
Defibrillation products	$21,038	42.9%	$14,720
% of revenue	50.5%		37.7%
Cardiac monitoring products	16,653	(16.1%)	19,849
% of revenue	40.0%		50.7%
Service	3,979	(12.5%)	4,546
% of revenue	9.5%		11.6%

Total revenues	$41,670	6.5%	$39,115

          Defibrillation products revenue increased significantly for the three month period ended March 31, 2007 from the comparable period in 2006 due to higher sales both internationally and domestically as we continue to leverage our public access programs in various cities, gain traction with our schools initiatives and take advantage of competitive opportunities in the market. Domestic defibrillation sales increased by 59% and international sales increased 27%, as our sales in Japan increased back to historical levels. We believe that the worldwide market for AEDs is growing and expect continued growth in sales of defibrillator products in the foreseeable future.
          Cardiac monitoring products revenue decreased by 16% for the three month period ended March 31, 2007 from the comparable period in 2006, which was a strong quarter for cardiac monitoring sales. Sales for the three month period ended March 31, 2007 were sequentially flat relative to the preceding two quarters. The softness in our cardiac monitoring revenue is due primarily to increased competition and delays in some of our product launches. However, we have restructured our domestic sales organization in an effort to provide a wider range of products to our distribution partners. We believe this restructuring, in combination with planned new product introductions, will ultimately reverse the trend of relatively flat revenues in this channel over the last three quarters. Sales of cardiac monitoring products were strong in areas outside of the United States.
          Service revenue decreased for the three month period ended March 31, 2007 from the comparable period in 2006 primarily due to the discontinuation of certain non-core service contracts acquired in our merger with Cardiac Science, Inc. in the second quarter of 2006.
     Gross Profit
          Gross profit is the proportion of money left over from revenues after subtracting the cost of revenues. Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, overhead costs, compensation, including stock-based compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

          Gross profit for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended	% Change	Three Months Ended
(dollars in thousands)	March 31, 2007	2006 to 2007	March 31, 2006
Products	$18,854	11.6%	$16,889
% of products revenue	50.0%		48.9%
Service	1,026	(31.8%)	1,504
% of service revenue	25.8%		33.1%

Total gross profit	$19,880	8.1%	$18,393

% of total revenue	47.7%		47.0%
          Gross profit from products increased for the three month period ended March 31, 2007 from the comparable period in 2006 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products. Gross profit for the three month period ended March 31, 2006 included a charge of $0.2 million reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value.
          Gross profit from service decreased for the three month period ended March 31, 2007 from the comparable period in 2006 due principally to lower revenues on service contracts that were acquired in the merger with Cardiac Science, Inc. These contracts expired in the first half of 2006.
     Operating Expenses
          Operating expenses consisted of expenses related to research and development, sales, marketing and other expenses required to run our business, including stock-based compensation.
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
          General and administrative expenses consisted primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as professional fees, legal fees, including fees associated with our ongoing litigation, and other corporate expenses.

          Operating expenses for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2007	2006 to 2007	March 31, 2006
Research and development (including stock-based compensation expense of $79 and $77)	$2,982	0.4%	$2,970
% of total revenue	7.2%		7.6%

Sales (including stock-based compensation expense of $162 and $107)	8,842	17.2%	7,543
% of total revenue	21.2%		19.3%

Marketing (including stock-based compensation expense of $72 and $50)	2,266	23.2%	1,840
% of total revenue	5.4%		4.7%

General and administrative (including stock-based compensation expense of $216 and $156)	6,200	6.7%	5,811
% of total revenue	14.9%		14.9%

Total operating expenses	$20,290	11.7%	$18,164

% of total revenue	48.7%		46.4%
          The slight increase in research and development expenses for the three month period ended March 31, 2007 from the comparable period in 2006 was due primarily to continued development of new versions of our products. We expect that research and development expenses will generally increase in the future as we continue updating our product.
          The increase in sales expenses for the three month period ended March 31, 2007 from the comparable period in 2006 was due primarily to higher staffing levels to promote growth as well as higher commissions on the sale of defibrillation products, which increased 43% from the comparable period in 2006.
          The increase in marketing expenses for the three month period ended March 31, 2007 from the comparable period in 2006 was due primarily to investments in marketing programs and activities to facilitate future growth.
          The increase in general and administrative expenses for the three month period ended March 31, 2007 from the comparable period in 2006 was due primarily to increased expenses associated with litigation spending on our three significant cases which totaled $1.7 million during the three month period ended March 31, 2007, including $0.5 million relating to the settlement of the case with IAML. Spending on these same cases for the three month period ended March 31, 2006 amounted to $0.7 million. Excluding litigation expenses, general and administrative expenses would have declined from period to period due mostly to decreases in consulting and temporary help.
     Other Income and Expense
          Other income, net was $0.1 million for the three month period ended March 31, 2007 and consisted primarily of income related to sub-lease agreements at facilities acquired as part of the merger. Interest income increased as a result of increased average cash balances for the three month period ended March 31, 2007 over the comparable period in 2006.
     Income Taxes
          In the first quarter of 2007, we recorded a tax benefit of $0.1 million compared to an expense of $0.2 million in the first quarter of 2006. Our effective tax rate for the three month period ended March 31, 2007 was 29%, compared to an effective rate of 39% for the same period in the prior year. This decrease was primarily due to estimates of 2007 pre-tax income, certain differences between book and tax income and various state and federal tax credits. We estimate the effective rate for the year will be approximately 29%.

     Liquidity and Capital Resources
          Cash flows for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2007	2006 to 2007	March 31, 2006
Casl flow provided by operating activities	$2,258	(36.7%)	$3,569
Cash flow used in investing activities	(200)	82.9%	(1,169)
Cash flow provided by financing activities	214	(4.0%)	223

Total change in cash	$2,272	13.4%	$2,623

          Cash flows provided by operating activities of $2.3 million for the three month period ended March 31, 2007 resulted from our net loss of $0.2 million plus net non-cash items included in this net loss of $2.1 million, and a net reduction in working capital of $0.3 million. The decrease in cash provided by operating activities relative to the comparable period in 2006 was due primarily to increased liabilities to vendors for operating expenses during the current period as well as a significant decrease in inventory levels during the comparable period in 2006.
          Net cash flows used in investing activities for the three month period ended March 31, 2007 consisted of payments for capital expenditures and purchases of short-term investments, partially offset by proceeds from maturities of short-term investments. In addition, net cash flows used in investing activities in 2007 included payments of acquisition costs related to the merger transaction of $0.3 million. Net cash flows used in investing activities in 2006 included payments of acquisition costs related to the merger transaction of $0.8 million.
          Net cash flows provided by financing activities for the three month periods ended March 31, 2007 and 2006, respectively, consisted of proceeds from exercises of stock options and issuances of common stock under our ESPP.
          As of March 31, 2007, our cash and cash equivalents totaled $12.1 million and we had short-term investments of $0.1 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
          We have a line of credit with Silicon Valley Bank. Borrowings under the line of credit are currently limited to the lesser of $20.0 million or an amount based on eligible accounts receivable and inventories. Substantially all of our assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. As of March 31, 2007, we had the capacity to borrow $20.0 million based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $0.3 million.
          We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
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
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On April 24, 2007, the Company entered into a Settlement Agreement with Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation (collectively, “Philips”) in connection with the Company’s previously disclosed patent litigation with Philips. Under the Settlement Agreement, the parties agreed to release and discharge their respective claims that were the subject of the lawsuit and to a dismissal of the lawsuit with prejudice. The Company and Philips have covenanted not to sue each other for infringement claims with respect to their respective current products, and also to develop a dispute resolution mechanism to resolve any future disputes relating to future products. Pursuant to the Settlement Agreement, the Company and Philips entered into a Cross-License Agreement pursuant to which the Company and Philips cross-licensed, on a perpetual, non-exclusive, royalty-free basis, patents that were the subject of the lawsuit. In addition, Philips has licensed to the Company certain additional patents that were not a part of the suit on a fully-paid, perpetual, non-exclusive basis. As consideration for the license of these additional patents, the Company has agreed to pay Philips $1,000,000. Based on information available as of the date of this filing, the Company has reviewed the multiple elements of the Settlement Agreement and made a preliminary estimate of the fair value of the settlement and cross-license components using a relief from royalty approach. Based on this assessment, the Company determined that the settlement and cross-license did not result in a loss that would be required to be included in the Company’s results of operations for the first quarter of 2007.
          On April 30, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the Institute of Applied Management and Law, Inc. (“IAML”) in connection with the Company’s previously disclosed arbitration against CSI for alleged failure to perform on a marketing agreement. The Agreement is intended to be a complete and final resolution and settlement of respective differences, positions and claims. As consideration for the Agreement, the Company has agreed to pay IAML $500,000, which has been included as part of general and administrative expenses in the first quarter of 2007.
          In March 2004, William S. Parker brought suit against CSI for patent infringement in the United States District Court for the Eastern District of Michigan. The Parker patent generally covers the use of a synthesized voice to instruct a person to perform certain tasks. The Complaint alleges that certain of the Company’s AEDs infringe the patent. The patent is now expired. The Company has filed an Answer to the Complaint stating the patent is not infringed and is otherwise invalid and unenforceable. The patent was submitted for reexamination before the United States Patent and Trademark Office and emerged from reexamination in December 2005. In January 2006, the District Court issued an order lifting the stay in the litigation. Currently, the litigation is proceeding through discovery. At this stage, the Company is unable to predict the outcome of this litigation. The Company has not established an accrual for this matter because it has determined that a loss is not probable. The Company intends to continue to defend against this suit vigorously.
          We are subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
          Information regarding risk factors appears in the first paragraph in Part I — Item 2 of this Form 10-Q and in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits

No.	Description
10.61	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Garry Norris.

10.62	Cardiac Science Corporation Senior Executives — 2007 Base Compensation.

10.63*	Cardiac Science Corporation Management Incentive Plan (MIP) — 2007.

10.64*	2007 Compensation Incentive Plan for Kurt Lemvigh.

10.65*	2007 Compensation Incentive Plan for Darryl R. Lustig.

10.66†	OEM Supply and Purchase Agreement between Cardiac Science, Inc. and Nihon Kohden Corporation dated March 1, 2002.

10.67†	Amendment No. 1 to OEM Supply and Purchase Agreement dated March 16, 2005 between Cardiac Science, Inc. and Nihon Kohden Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on March 19, 2007.

†	Portions of this exhibit are omitted and were filed separated with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION

By:	/s/ Michael K. Matysik

Michael K. Matysik Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007