Form 10-Q
period 2007-06-30
Cardiac Science CORP
filed 2007-08-09
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑     Yes    ☐     No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer    ☐    Accelerated filer     ☑    Non-accelerated filer     ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    Yes     ☑    No
     The number of shares outstanding of the registrant’s common stock as of August 2, 2007 was 22,710,517.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$13,821	$9,819
Short-term investments	395	547
Accounts receivable, net of allowance for doubtful accounts of $612 and $907, respectively	27,331	26,971
Inventories	20,190	17,617
Deferred income taxes, net	3,813	3,902
Prepaid expenses and other current assets	3,138	2,121

Total current assets	68,688	60,977
Other assets	208	209
Machinery and equipment, net of accumulated depreciation and amortization of $11,680 and $10,245, respectively	5,287	5,956
Deferred income taxes, net	38,573	40,525
Intangible assets, net of accumulated amortization of $7,936 and $6,111, respectively	37,044	31,869
Investment in unconsolidated entities	738	496
Goodwill	107,613	107,613

Total assets	$258,151	$247,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,316	$11,761
Accrued liabilities	10,907	9,890
Warranty liability	2,905	2,532
Deferred revenue	7,706	7,111

Total current liabilities	35,834	31,294
Other liabilities	366	679

Total liabilities	36,200	31,973
Minority interest	37	75
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of June 30, 2007 and December 31, 2006, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,709,390 and 22,598,014 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	223,013	221,213
Accumulated other comprehensive income	173	20
Accumulated deficit	(1,272)	(5,636)

Total shareholders’ equity	221,914	215,597

Total liabilities and shareholders’ equity	$258,151	$247,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenues:
Products	$40,787	$35,007	$78,478	$69,576
Service	4,102	4,214	8,081	8,760

Total revenues	44,889	39,221	86,559	78,336

Cost of Revenues:
Products	19,949	17,511	38,786	35,191
Service	3,174	3,120	6,127	6,162

Total cost of revenues	23,123	20,631	44,913	41,353

Gross profit	21,766	18,590	41,646	36,983

Operating Expenses:
Research and development	3,090	2,875	6,072	5,845
Sales and marketing	11,445	9,914	22,553	19,297
General and administrative	4,933	4,662	9,445	9,754
Litigation and related expenses	2,029	1,254	3,717	1,973
Licensing income and litigation settlement	(6,000)	—	(6,000)	—

Total operating expenses	15,497	18,705	35,787	36,869

Operating income (loss)	6,269	(115)	5,859	114

Other Income (Expense):
Interest income (expense), net	74	(5)	96	(55)
Other income, net	327	274	452	505

Total other income	401	269	548	450

Income before income tax expense and minority interest	6,670	154	6,407	564
Income tax expense	(2,155)	(49)	(2,080)	(208)

Income before minority interest	4,515	105	4,327	356
Minority interest	15	13	37	26

Net income	$4,530	$118	$4,364	$382

Net income per share — basic	$0.20	$0.01	$0.19	$0.02
Net income per share — diluted	$0.19	$0.01	$0.19	$0.02
Weighted average shares outstanding — basic	22,689,932	22,486,564	22,651,053	22,458,843
Weighted average shares outstanding — diluted	23,283,471	22,522,902	23,187,206	22,565,413
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2007	2006	2007	2006
Operating Activities:
Net income	$4,530	$118	$4,364	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Licensing income and litigation settlement	(6,000)	—	(6,000)	—
Depreciation and amortization	1,706	1,543	3,312	3,100
Deferred income taxes	2,027	49	1,952	112
Stock-based compensation	562	567	1,175	1,016
Minority interest	(16)	(13)	(38)	(26)
Loss on disposal of equipment	1	—	4	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(102)	864	(360)	898
Inventories	(1,934)	(280)	(2,541)	1,774
Prepaid expenses and other assets	(432)	370	(1,016)	986
Accounts payable	372	760	2,547	878
Accrued liabilities	1,904	(751)	1,266	(2,348)
Warranty liability	297	52	373	63
Deferred revenue	460	(104)	595	(91)

Net cash flows provided by operating activities	3,375	3,175	5,633	6,744

Investing Activities:
Purchases of short-term investments	(395)	—	(544)	—
Maturities of short-term investments	149	—	696	—
Purchase of patents as part of litigation settlement	(1,000)	—	(1,000)	—
Purchases of machinery and equipment	(494)	(400)	(822)	(796)
Payments related to the purchase of Cardiac Science, Inc.	(292)	(441)	(562)	(1,214)

Net cash flows used in investing activities	(2,032)	(841)	(2,232)	(2,010)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	387	243	601	466

Net cash flows provided by financing activities	387	243	601	466

Net change in cash and cash equivalents	1,730	2,577	4,002	5,200
Cash and cash equivalents, beginning of period	12,091	6,169	9,819	3,546

Cash and cash equivalents, end of period	$13,821	$8,746	$13,821	$8,746

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
     Basis of Presentation
          The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2007, the condensed consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the three and six-month periods ended June 30, 2007 and 2006 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2006 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Cardiac Science Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2006 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
     Use of Estimates
          The preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the allocation of the purchase price in acquisitions, collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the fair value of patent rights, intra-period tax allocation, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
     Net Income Per Share
          In accordance with Statement of Financial Accounting Standard No. 128, “Computation of Earnings Per Share” (“SFAS 128”) basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

          The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2007	2006	2007	2006
Numerator:
Net income	$4,530	$118	$4,364	$382

Denominator:
Weighted average shares for basic calculation	22,689,932	22,486,564	22,651,053	22,458,843
Incremental shares from employee stock options and ESPP	593,539	36,338	536,153	106,570

Weighted average shares for diluted calculation	23,283,471	22,522,902	23,187,206	22,565,413

          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Antidilutive shares issuable upon exercise of stock options	2,531,423	2,306,074	2,860,630	2,113,709
Antidilutive shares issuable upon exercise of warrants	328,609	330,909	329,609	330,909
Antidilutive shares related to non-vested stock awards and ESPP	165,156	—	216,743	—

Total	3,025,188	2,636,983	3,406,982	2,444,618

     Accounting for Licensing Income and Litigation Settlement
          During the second quarter of fiscal 2007, the Company entered into a Settlement Agreement with Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which the parties agreed to dismiss all pending claims between the parties in consideration for cross-licenses of certain patents between the parties and a $1,000,000 payment from the Company to Philips. The transaction was valued in accordance with Accounting Principals Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”), as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” (“SFAS 153”). The fair value of the intangible assets acquired of $7,000,000 and royalty income received of $5,500,000 was measured based upon estimated future royalty streams that would have been due to both parties for the use of their patents. The Company determined that because there are no future activities or obligations required by the Company with respect to the patent rights granted to Philips the $5,500,000 was realized and earned at completion of the transaction. This fair value was then limited to the net present value of the payment streams. The Company also recorded a gain on the transaction of $500,000, included in Licensing Income and Litigation Settlement, because the fair value of the intangible assets received in the transaction was estimated to exceed the fair value of the intangible assets given up and, in the case of the Company, the cash paid. The intangible assets’ value will be amortized to income based upon the remaining economic life of the patents of 13 years, which will approximate $500,000 annually.
     Litigation and Related Expenses
          Litigation and related expenses included settlement costs and legal fees related primarily to the three cases which were settled between April and July. These expenses were included in general and administrative expenses in previous periods and have been reclassified to their own line item.
          On April 30, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the Institute of Applied Management and Law, Inc. (“IAML”) in connection with the Company’s previously disclosed arbitration against CSI for alleged failure to perform on a marketing agreement. The Agreement is intended to be a complete and final resolution and settlement of respective differences, positions and claims. As consideration for the Agreement, the Company has agreed to pay IAML $500,000, which has been included as part of litigation and related expenses in the first quarter of 2007.
          On July 26, 2007, the Company entered into a settlement agreement with William S. Parker (“Parker”) in connection with the Company’s previously disclosed patent litigation, providing for a full release of the Company from all claims made in the lawsuit. Costs relating to this settlement have been included in the Company’s operating results for the quarter ending June 30, 2007.
     Customer and Vendor Concentrations
          The following table summarizes the customers accounting for 10% or more of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2007	2006	2007	2006
Customer 1	*	14%	10%	12%
Customer 2	*	*	*	10%

*	Did not exceed 10%.

          The following table summarizes the vendors accounting for 10% or more of purchases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vendor	2007	2006	2007	2006
Vendor 1	14%	11%	12%	*
Vendor 2	*	14%	*	14%

*	Did not exceed 10%.
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
          The total purchase price was allocated to CSI’s net tangible and identifiable intangible assets, based on their fair values as of the closing date. The total purchase price of CSI was approximately $181,075,000, which consisted of 11,467,753 shares of the Company’s common stock valued at $146,911,000 issued to CSI stockholders and senior note holders, cash payments totaling $20,000,000 to the CSI senior note holders, $7,402,000 for 1,229,881 vested options to purchase shares of common stock issued to CSI option holders, $1,320,000 for 330,909 exercisable warrants to purchase shares of common stock issued to certain CSI warrant holders, $3,198,000 for exit and severance costs and $2,244,000 for transaction costs. In allocating the purchase price based on fair values, the Company recorded $50,725,000 in net tangible assets, $31,360,000 in identifiable intangible assets and $98,990,000 in goodwill.
3. Segment Reporting
          The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports filed with the SEC. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.
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
          The following table summarizes revenues by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Cardiac monitoring products	$16,704	$17,727	$33,356	$37,576
Defibrillation products	24,083	17,280	45,122	32,000
Service	4,102	4,214	8,081	8,760

Total	$44,889	$39,221	$86,559	$78,336

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Domestic	$35,143	$29,247	$66,591	$59,600
Foreign	9,746	9,974	19,968	18,736

Total	$44,889	$39,221	$86,559	$78,336

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
          Of the restructuring costs accrued at June 30, 2007, $366,000 was included in Other Liabilities and $722,000 was included in Accrued Liabilities. The remaining employee severance and retention costs will be paid out through August 2007.

	Balance at		Balance at
	December 31,	Cash	June 30,
(in thousands)	2006	Expenditures	2007
Vacated facilities	$1,384	$(373)	$1,011
Employee severance and retention costs	266	(189)	77

Total	$1,650	$(562)	$1,088

5. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	June 30,	December 31,
(in thousands)	2007	2006
Raw materials	$14,832	$13,887
Finished goods	5,358	3,730

Total inventories	$20,190	$17,617

6. Intangible Assets
          The following table sets forth the balances of intangible assets at June 30, 2007 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380

Total intangible assets not subject to amortization		14,780	—	14,780

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(3,172)	5,478
Cardiac Science developed technology	8 years	11,330	(2,596)	8,734
Burdick distributor relationships	10 years	1,400	(630)	770
Burdick developed technology	7 years	860	(553)	307
Patents and patent applications	5-10 years	960	(895)	65
Patent rights	13 years	7,000	(90)	6,910

Total intangible assets subject to amortization		30,200	(7,936)	22,264

Total		$44,980	$(7,936)	$37,044

          Included in intangible assets at June 30, 2007 are $7,000,000 of patents recorded at fair value, based on a third party valuation, which were licensed to the Company from Philips in connection with our settlement and license agreement completed in April of 2007.
          The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2007	$3,816
2008	3,957
2009	3,957
2010	3,258
2011	2,105
Thereafter	6,995
7. Credit Facility
          Borrowings under the line of credit, which expires in September 2007, are currently limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and inventories. Substantially all of the Company’s current assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.
          As of June 30, 2007, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $234,000. The credit facility contains standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions may be taken with the consent of the lender. In addition, the credit agreement requires that the Company meet certain financial covenants, namely a minimum tangible net worth measure, an adjusted quick ratio and certain reporting requirements. At June 30, 2007, the Company was in compliance with all covenants under the credit facility. At June 30, 2007 and December 31, 2006, the Company did not have any borrowings under this line of credit.
8. Warranty Liability
     Changes in the warranty liability for the six months ended June 30, 2007 were as follows:

Six months ended
(in thousands)	June 30, 2007
Warranty liability, beginning of the period	$2,532
Charged to product cost of revenues	1,523
Warranty expenditures	(1,150)

Warranty liability, end of the period	$2,905

9. Stock-Based Compensation Plans
          The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an ESPP.
          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options plans:*
Volatility	—	—	49.6%	56.0%
Expected term (years)	—	—	6.25	6.25
Risk-free interest rate	—	—	4.8%	4.6%
Expected dividend yield	—	—	—	—
Fair value of options granted	$—	$—	$5.06	$6.49

Employee stock purchase plan:
Volatility	37.0%	34.0%	37.0%	34.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.5%	4.4%	4.5%	4.4%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$2.14	$2.37	$2.14	$2.37

Non-vested stock:**
Fair value of non-vested stock awards granted	$—	$9.62	$9.07	$9.98

*	Stock options were not issued in the three months ended June 30, 2007 and 2006.

**	Non-vested stock were not issued in the three months ended June 30, 2007.
          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of June 30, 2007:

Outstanding shares - 2002 Plan	2,073,517
Outstanding shares - 1997 Plan	975,955
Stock options available for grant	946,047
Outstanding non-vested stock awards	187,724
Employee stock purchase plan shares available for issuance	701,237

Total common shares reserved for future issuance	4,884,480

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
          The following table summarizes information about the 2002 Plan option activity during the three and six months ended June 30, 2007:

Shares
Subject to
Options
Outstanding, December 31, 2006	2,180,550
Granted	32,500
Exercised	(25,540)
Cancelled	(22,629)

Outstanding, March 31, 2007	2,164,881
Granted	—
Exercised	(40,450)
Cancelled	(50,914)

Outstanding, June 30, 2007	2,073,517

Exercisable, June 30, 2007	1,571,754

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
          The following table summarizes information about the 1997 Plan option activity during the three and six months ended June 30, 2007:

Shares
Subject to
Options
Outstanding, December 31, 2006	1,159,505
Cancelled	(134,550)

Outstanding, March 31, 2007	1,024,955
Cancelled	(49,000)

Outstanding, June 30, 2007	975,955

Exercisable, June 30, 2007	923,455

          Non-vested Stock Awards — The stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.

          The following table summarizes information about the non-vested stock awards activity during the three and six months ended June 30, 2007:

Shares
Non-vested balance, December 31, 2006	159,409
Granted	41,450
Vested	(3,601)
Cancelled	(3,086)

Non-vested balance, March 31, 2007	194,172
Granted	—
Vested	—
Cancelled	(6,448)

Non-vested balance, June 30, 2007	187,724

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
          The Company issued 21,235 and 23,819 shares of common stock during the three months ended June 30, 2007 and 2006, respectively, and 42,077 and 47,720 shares of common stock during the six months ended June 30, 2007 and 2006, respectively, in connection with the ESPP and received total proceeds of $147,000, $178,000, $292,000 and $368,000, respectively.
10. Comprehensive Income
          The Company records all changes in equity during the period from non-owner sources as other comprehensive income, such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income, net of any related tax effects, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net income	$4,530	$118	$4,364	$382
Other comprehensive income (loss), net of related tax effects of $(114), $2, $(89) and $5 respectively	194	(21)	153	(7)

Total comprehensive income	$4,724	$97	$4,517	$375

11. Commitments and Contingencies
     Other Commitments
          As of June 30, 2007, the Company had purchase obligations of approximately $35,880,000 consisting of outstanding purchase orders issued in the normal course of business.
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

     Legal Proceedings
          The Company is subject to various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Note 12. Income Taxes
          The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainly in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, the Company did not record any tax exposure liabilities at June 30, 2007.
          The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
          The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” ”will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to various uncertainties.
          The principal factors that could cause or contribute to such differences include, but are not limited to, those listed above and the other factors discussed in the section entitled “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.
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
          Stock-based Compensation. As of January 1, 2006, we account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), and applied the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
          Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on our financial statements as a whole.
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
          Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit, and potentially result in recognition of an impairment of goodwill, which would be reflected as a loss on our statement of operations and as a reduction in the carrying value of goodwill.
          Intangible Assets. Our intangible assets are comprised primarily of trade names, developed technology, patent rights and customer relationships, all of which were acquired in our acquisition of Burdick in 2003, the merger transaction with CSI in 2005 and Philips cross-licensing agreement in 2007. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.
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
          We periodically evaluate whether our intangible assets are impaired. For our trade names, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For intangible assets related to developed technology, customer relationship and patent rights, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets is impaired, we would record this as a loss on our statement of operations and as a reduction to the intangible asset.
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
          Warranty. We provide warranty service covering many of the products and systems we sell. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.
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
          Licensing Income and Litigation Settlement. During the second quarter of fiscal 2007, we entered into a Settlement Agreement with Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which the parties agreed to dismiss all pending claims between the parties in consideration for cross-licenses of certain patents between the parties and a $1.0 million payment from us to Philips. The transaction was valued in accordance with Accounting Principals Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”), as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” (“SFAS 153”). The fair value of the intangible assets acquired of $7.0 million and royalty income received of $5.5 million was measured based upon estimated future royalty streams that would have been due to both parties for the use of their patents. This fair value was then limited to the net present value of the payment streams. We also recorded a gain on the transaction of $0.5 million, included in Licensing Income and Litigation Settlement, because the fair value of the intangible assets received in the transaction was estimated to exceed the fair value of the intangible assets given up and, in our case, the cash paid. The intangible assets’ value will be amortized to income based upon the remaining economic life of the patents of 13 years, which will approximate $0.5 million annually.
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
          Sales Returns. We provide a reserve against revenue for estimated product returns. The amount of this reserve is evaluated quarterly based upon historical trends.
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
          Distributors do not have price protection and generally do not have product return rights, except if the product is defective upon shipment or shipped in error, and in some cases upon termination of the distributor agreement. For certain identified distributors where collection may be contingent on the distributor’s resale, revenue recognition is deferred and recognized on a “sell through” or cash basis. The determination of whether sales to distributors are contingent on resale is subjective because we must assess the financial wherewithal of the distributor to pay regardless of resale. For sales to distributors, we consider several factors, including past payment history, where available, trade references, bank account balances, Dun & Bradstreet reports and any other financial information provided by the distributor, in assessing whether the distributor has the financial wherewithal to pay regardless of, or prior to, resale of the product and that collection of the receivable is not contingent on resale.
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
          Accounting for Stock-Based Compensation. Prior to the January 1, 2006 adoption of FASB Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plans were within statutory limits, no compensation expense was recognized by for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
          Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS 123R, and applied the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted stock options and for expense related to the Employee Stock Purchase Plan (“ESPP”), since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Compensation expense for non-vested stock awards is based on the market price on the grant date and is recorded equally over the vesting period. Results for prior periods have not been restated, as provided for under the modified-prospective transition method provided in SFAS 123R.
Results of Operations
     On April 26, 2007, we announced we had reached a settlement of all outstanding claims in the patent litigation suits with Koninklijke Philips Electronics N.V. (“Philips”). The parties entered into a Settlement Agreement to resolve both lawsuits and all claims between the parties. The terms of these agreements require the dismissal of all pending legal actions between the parties, cross licenses of various patents between the two companies and the payment of $1.0 million by us to Philips.

     Highlights of Results for the Three and Six Months Ended June 30, 2007
•	We generated revenue of $44.9 million, an increase of approximately 14.5% over the three month period ended June 30, 2006, which included overall AED growth of 39% and domestic AED growth of 83%.

•	We resolved all significant legal matters.

•	We generated diluted earnings per share of $0.19, including $0.12 net benefit related to licensing income from litigation settlement.

•	We generated cash from operations of $3.4 million, despite significant spending on litigation.
     Looking Forward
          We expect continued revenue growth in the foreseeable future. We expect significant growth, over time, in sales of our defibrillation products as we continue to participate in the growing overall AED market. We expect modest growth in our cardiac monitoring product revenue as we increase our sales in both the domestic and international markets. Sales of both cardiac monitoring and defibrillation products in any given period may fluctuate, however, due to timing of orders and other factors. We expect modest growth in service revenue over the longer term.
          We expect continued growth in gross profit from our product and service lines as our revenues increase in upcoming quarters. However, a number of factors will affect our gross margin in the foreseeable future and our gross margin may fluctuate from period to period and over time. Factors that may cause changes in our gross margins from period to period include, but are not limited to, fluctuations in sales mix, competitive impact on AED pricing, the effect of product cost reductions and other factors.
          As revenues increase, we expect our operating expenses to increase, though at a slower rate than our overall revenue rate. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase slightly in the future as we continue to develop our corporate infrastructure in support of the growth of our business. However, we expect a significant decline in litigation and related expenses in the second half of 2007 due to the recent settlement of all of our most significant litigation cases. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.
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
          Revenues for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2007	2006 to 2007	June 30, 2006	June 30, 2007	2006 to 2007	June 30, 2006
Defibrillation products	$24,083	39.4%	$17,280	$45,122	41.0%	$32,000
% of revenue	53.7%		44.1%	52.2%		40.8%
Cardiac monitoring products	16,704	(5.8%)	17,727	33,356	(11.2%)	37,576
% of revenue	37.2%		45.2%	38.5%		48.0%
Service	4,102	(2.7%)	4,214	8,081	(7.8%)	8,760
% of revenue	9.1%		10.7%	9.3%		11.2%

Total revenues	$44,889	14.5%	$39,221	$86,559	10.5%	$78,336

     Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
          Defibrillation products revenue increased significantly for the three month period ended June 30, 2007 from the comparable period in 2006 due to higher sales as we continue to leverage our public access programs in various cities, gain traction with our schools initiatives and take advantage of competitive opportunities in the market. Domestic defibrillation sales increased by 83% and international sales remained relatively flat as our sales in Japan decreased 26% but were substantially offset by a 37% increase in sales in the rest of our international markets. We believe the decrease in Japan is a temporary decline, due to timing of shipments, and that the worldwide market for AEDs is growing and expect continued growth in sales of defibrillator products in the foreseeable future.
          Cardiac monitoring products revenue decreased by 5.8% for the three month period ended June 30, 2007 from the comparable period in 2006. Sales for the three month period ended June 30, 2007 were sequentially flat relative to the preceding three quarters. The decrease in our cardiac monitoring revenue is due primarily to increased competition and delays in some of our product launches. However, we have restructured our domestic sales organization in an effort to provide a wider range of products to our distribution partners. We believe this restructuring, in combination with planned new product introductions in the future, will ultimately reverse the trend of relatively flat revenues in this channel we have experienced over the last three quarters.
          Service revenue decreased for the three month period ended June 30, 2007 from the comparable period in 2006 primarily due to the discontinuation of certain non-core service contracts acquired in our merger with Cardiac Science, Inc. in the second quarter of 2006.
     Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
          Defibrillation products revenue increased significantly for the six month period ended June 30, 2007 from the comparable period in 2006 due to higher sales both internationally and domestically as we continue to leverage our public access programs in various cities, gain traction with our schools initiatives and take advantage of competitive opportunities in the market. Domestic defibrillation sales increased by 71% and international sales increased 10%, as our sales in Japan increased back to historical levels.
          Cardiac monitoring products revenue decreased by 11.2% for the six month period ended June 30, 2007 from the comparable period. The decrease in our cardiac monitoring revenue is due primarily to increased competition and delays in some of our product launches.
          Service revenue decreased for the six month period ended June 30, 2007 from the comparable period in 2006 primarily due to the discontinuation of certain non-core service contracts acquired in our merger with Cardiac Science, Inc. in the second quarter of 2006.
     Gross Profit
          Gross profit is revenues less the cost of revenues. Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, amortization of certain intangibles, overhead costs, compensation, including stock-based compensation and other costs related to manufacturing support and logistics. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenues consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

          Gross profit for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended	% Change	Three Months Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2007	2006 to 2007	June 30, 2006	June 30, 2007	2006 to 2007	June 30, 2006
Products	$20,838	19.1%	$17,496	$39,692	15.4%	$34,385
% of products revenue	51.1%		50.0%	50.6%		49.4%
Service	928	(15.2%)	1,094	1,954	(24.8%)	2,598
% of service revenue	22.6%		26.0%	24.2%		29.7%

Total gross profit	$21,766	17.1%	$18,590	$41,646	12.6%	$36,983

% of total revenue	48.5%		47.4%	48.1%		47.2%
     Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
          Gross profit from products increased for the three month period ended June 30, 2007 from the comparable period in 2006 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products and, to a lesser extent, to manufacturing efficiencies.
          Gross profit from service decreased for the three month period ended June 30, 2007 from the comparable period in 2006 due principally to lower revenues on service contracts that were acquired in the merger with Cardiac Science, Inc. These contracts expired in the first half of 2006.
     Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
          Gross profit from products increased for the six month period ended June 30, 2007 from the comparable period in 2006 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products. Gross profit for the six month period ended June 30, 2006 included a charge of $0.2 million reflecting an upward adjustment to CSI’s inventory valuation over historical cost at the merger date in order to record this inventory at fair value.
          Gross profit from service decreased for the six month period ended June 30, 2007 from the comparable period in 2006 due principally to lower revenues on service contracts that were acquired in the merger with Cardiac Science, Inc. These contracts expired in the first half of 2006.
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
          General and administrative expenses consisted primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as professional fees and legal fees, excluding fees associated with our litigation, and other corporate expenses.
          Licensing income and litigation settlement included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.

          Operating expenses for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2007	2006 to 2007	June 30, 2006	June 30, 2007	2006 to 2007	June 30, 2006
Research and development (including stock-based compensation expense of $81, $89, $160 and $166)	$3,090	7.5%	$2,875	$6,072	3.9%	$5,845
% of total revenue	6.9%		7.3%	7.0%		7.5%

Sales and marketing (including stock-based compensation expense of $195, $215, $429 and $372)	11,445	15.4%	9,914	22,553	16.9%	19,297
% of total revenue	25.5%		25.3%	26.1%		24.6%

General and administrative (including stock-based compensation expense of $210, $175, $426 and $331)	4,933	5.8%	4,662	9,445	(3.2%)	9,754
% of total revenue	11.0%		11.9%	10.9%		12.5%

Litigation and related expenses	2,029	61.8%	1,254	3,717	88.4%	1,973
% of total revenue	4.5%		3.2%	4.3%		2.5%

Licensing income and litigation settlement	(6,000)	n/m	—	(6,000)	n/m	—
% of total revenue	(13.4%)		0.0%	(6.9%)		0.0%

Total operating expenses	$15,497	(17.2%)	$18,705	$35,787	(2.9%)	$36,869

% of total revenue	34.5%		47.7%	41.3%		47.1%
     Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
          The slight increase in research and development expenses for the three month period ended June 30, 2007 from the comparable period in 2006 was due primarily to continued development of new versions of our products. We expect that research and development expenses will generally increase in the future as we continue updating our product.
          The increase in sales and marketing expenses for the three month period ended June 30, 2007 from the comparable period in 2006 was due primarily to higher staffing levels to promote growth, higher commissions due to increased sales of domestic defibrillation products, which increased 83% from the comparable period in 2006, and investments in marketing programs and activities to facilitate future growth.
          The increase in general and administrative expenses for the three month period ended June 30, 2007 from the comparable period in 2006 was due primarily to increased expenses for tax services and other professional fees.
          Litigation and related expenses during the three month period ended June 30, 2007 totaled $2.0 million, comprised of settlement costs and legal fees related primarily to the three cases which were settled between April and July. Spending on these same cases for the three month period ended June 30, 2006 amounted to $1.3 million.
          Licensing income and litigation settlement included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million.
     Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
          The slight increase in research and development expenses for the six month period ended June 30, 2007 from the comparable period in 2006 was due primarily to continued development of new versions of our products. We expect that research and development expenses will generally increase in the future as we continue updating our products.
          The increase in sales and marketing expenses for the six month period ended June 30, 2007 from the comparable period in 2006 was due primarily to higher staffing levels to promote growth, higher commissions on the sale of domestic defibrillation products, and investments in marketing programs and activities to facilitate future growth.
          The decrease in general and administrative expenses for the six month period ended June 30, 2007 from the comparable period in 2006 was due primarily to decreases in consulting services and temporary help.

          Litigation and related expenses for the six month period ended June 30, 2007 totaled $3.7 million, comprised of settlement costs and legal fees related primarily to the three cases which were settled between April and July. Spending on these same cases for the six month period ended June 30, 2006 amounted to $2.0 million.
          Licensing income and litigation settlement included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million.
     Other Income and Expense
          Total other income was $0.4 million and $0.5 million for the three and six month periods ended June 30, 2007, respectively. Other income for the three and six month periods ended June 30, 2007 consisted primarily of income from sub-lease agreements at facilities acquired as part of the merger transaction of $0.1 million and $0.2 million, respectively, and royalties of $0.2 million and $0.2 million, respectively. Interest income increased as a result of increased average cash balances for the three and six month periods ended June 30, 2007 over the comparable period in 2006.
     Income Taxes
          In the three month period ended June 30, 2007, we recorded a tax expense of $2.2 million compared to an expense of $0.05 million in the three month period ended June 30, 2006. Our effective tax rate for the three month period ended June 30, 2007 and 2006 was 32%. Our effective tax rate for the six month period ended June 30, 2007 was 32%, compared to an effective rate of 37% for the same period in the prior year. This decrease was primarily due to estimates of 2007 pre-tax income, certain differences between book and tax income and various state and federal tax credits. We estimate the effective rate for the year will be approximately 33%.
     Liquidity and Capital Resources
          Cash flows for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2007	2006 to 2007	June 30, 2006	June 30, 2007	2006 to 2007	June 30, 2006
Cash flow provided by operating activities	$3,375	6.3%	$3,175	$5,633	(16.5%)	$6,744
Cash flow used in investing activities	(2,032)	(141.6%)	(841)	(2,232)	(11.0%)	(2,010)
Cash flow provided by financing activities	387	59.3%	243	601	29.0%	466

Total change in cash	$1,730	(32.9%)	$2,577	$4,002	(23.0%)	$5,200

          Cash flows provided by operating activities of $3.4 million for the three month period ended June 30, 2007 resulted from our net income of $4.5 million less net non-cash items included in net income of $1.7 million, and a net increase in working capital of $0.6 million. Cash provided by operating activities relative to the comparable period in 2006 was relatively flat. Cash flows provided by operating activities of $5.6 million for the six month period ended June 30, 2007 resulted from our net income of $4.4 million plus net non-cash items included in this net income of $0.4 million, and a net increase in working capital of $0.8 million.
          Net cash flows used in investing activities for the three and six month periods ended June 30, 2007 consisted of a payment of $1.0 million in consideration of certain patent rights received as part of the Philips settlement agreement as well as payments for capital expenditures and purchases of short-term investments, partially offset by proceeds from maturities of short-term investments. In addition, net cash flows used in investing activities in 2007 included payments of acquisition costs related to the merger transaction of $0.3 million and $0.6 million, respectively, for the three and six month periods ended June 30, 2007. Net cash flows used in investing activities in 2006 included payments of acquisition costs related to the merger transaction of $0.4 million and $1.2 million, respectively, for the three and six month periods ended June 30, 2006.
          Net cash flows provided by financing activities for the three and six month periods ended June 30, 2007 and 2006, respectively, consisted of proceeds from exercises of stock options and sales of common stock under our ESPP.
          As of June 30, 2007, our cash and cash equivalents totaled $13.8 million and we had short-term investments of $0.4 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
          We have a line of credit with Silicon Valley Bank. Borrowings under the line of credit are currently limited to the lesser of $20.0 million or an amount based on eligible accounts receivable and inventories. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect shall not be less than 6.25% on any day. In addition, unused balances under this facility bear monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit. As of June 30, 2007, we had the capacity to borrow $20.0 million based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $0.2 million.
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
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          At our Annual Meeting of Stockholders held on May 25, 2007, the following action was taken:
          Election of Directors for a three-year term expiring at the 2010 annual meeting:

	For	Withheld
Jue-Hsien Chern. Ph.D	17,319,976	391,906
Raymond W. Cohen	17,199,886	511,996
Ruediger Naumann-Etienne , Ph.D	17,418,843	293,039
          Current directors whose terms are continuing after the 2007 annual meeting are W. Robert Berg, John R. Hinson, Timothy C. Mickelson, Ray E. Newton, III, and Jeffrey F. O’Donnell, Sr.
Item 5. Other Information
          None.
Item 6. Exhibits

No.		Description

10.68		Settlement Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007 (certain exhibits have been omitted and will be provided to the Securities and Exchange Commission upon request).

10.69	*	Cross-License Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007 (certain exhibits have been omitted and will be provided to the Securities and Exchange Commission upon request).

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit are omitted and were filed separated with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007