Form 10-Q
period 2007-09-30
Cardiac Science CORP
filed 2007-11-09
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of November 2, 2007 was 22,749,432.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$16,561	$9,819
Short-term investments	346	547
Accounts receivable, net of allowance for doubtful accounts of $530 and $907, respectively	27,088	26,971
Inventories	20,448	17,617
Deferred income taxes, net	3,804	3,902
Prepaid expenses and other current assets	2,517	2,121

Total current assets	70,764	60,977
Other assets	208	209
Machinery and equipment, net of accumulated depreciation and amortization of $12,422 and $10,245, respectively	5,398	5,956
Deferred income taxes, net	37,661	40,525
Intangible assets, net of accumulated amortization of $8,938 and $6,111, respectively	36,042	31,869
Investment in unconsolidated entities	761	496
Goodwill	107,613	107,613

Total assets	$258,447	$247,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,511	$11,761
Accrued liabilities	10,384	9,890
Warranty liability	3,169	2,532
Deferred revenue	7,739	7,111

Total current liabilities	33,803	31,294
Other liabilities	213	679

Total liabilities	34,016	31,973
Minority interest	99	75
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of September 30, 2007 and December 31, 2006, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,742,994 and 22,598,014 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	223,657	221,213
Accumulated other comprehensive income	188	20
Retained earnings (deficit)	487	(5,636)

Total shareholders’ equity	224,332	215,597

Total liabilities and shareholders’ equity	$258,447	$247,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenues:
Products	$41,145	$33,890	$119,623	$103,466
Service	3,999	4,226	12,080	12,986

Total revenues	45,144	38,116	131,703	116,452

Cost of Revenues:
Products	19,749	16,910	58,535	52,101
Service	3,252	3,138	9,379	9,300

Total cost of revenues	23,001	20,048	67,914	61,401

Gross profit	22,143	18,068	63,789	55,051

Operating Expenses:
Research and development	3,391	2,792	9,463	8,637
Sales and marketing	11,913	10,045	34,466	29,342
General and administrative	4,462	4,606	13,907	14,360
Litigation and related expenses	91	1,257	3,808	3,230
Licensing income and litigation settlement	—	—	(6,000)	—

Total operating expenses	19,857	18,700	55,644	55,569

Operating income (loss)	2,286	(632)	8,145	(518)

Other Income (Expense):
Interest income (expense), net	103	18	199	(37)
Other income, net	406	94	858	599

Total other income	509	112	1,057	562

Income (loss) before income tax benefit (expense) and minority interest	2,795	(520)	9,202	44
Income tax benefit (expense)	(1,023)	209	(3,103)	1

Income (loss) before minority interest	1,772	(311)	6,099	45
Minority interest	(13)	13	24	39

Net income (loss)	$1,759	$(298)	$6,123	$84

Net income (loss) per share — basic	$0.08	$(0.01)	$0.27	$0.00
Net income (loss) per share — diluted	$0.08	$(0.01)	$0.26	$0.00
Weighted average shares outstanding — basic	22,726,066	22,523,266	22,676,332	22,480,553
Weighted average shares outstanding — diluted	23,290,558	22,523,266	23,248,930	22,551,600
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2007	2006	2007	2006
Operating Activities:
Net income (loss)	$1,759	$(298)	$6,123	$84
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Licensing income and litigation settlement	—	—	(6,000)	—
Depreciation and amortization	1,762	1,561	5,074	4,661
Deferred income taxes	912	(345)	2,864	(233)
Stock-based compensation	574	522	1,749	1,538
Minority interest	62	(13)	24	(39)
Gain on disposal of equipment	(5)	—	(1)	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	243	2,238	(117)	3,136
Inventories	(259)	(1,077)	(2,800)	697
Prepaid expenses and other assets	622	348	(394)	1,334
Accounts payable	(1,881)	67	666	945
Accrued liabilities	(461)	(611)	805	(2,959)
Warranty liability	264	(24)	637	39
Deferred revenue	33	(376)	628	(467)

Net cash flows provided by operating activities	3,625	1,992	9,258	8,736

Investing Activities:
Purchases of short-term investments	(346)	—	(890)	—
Maturities of short-term investments	395	—	1,091	—
Purchase of patents as part of litigation settlement	—	—	(1,000)	—
Purchases of machinery and equipment	(866)	(137)	(1,688)	(933)
Payments related to the purchase of Cardiac Science, Inc.	(215)	(316)	(777)	(1,530)
Proceeds from collection of note	—	238	—	238

Net cash flows used in investing activities	(1,032)	(215)	(3,264)	(2,225)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	147	176	748	642

Net cash flows provided by financing activities	147	176	748	642

Net change in cash and cash equivalents	2,740	1,953	6,742	7,153
Cash and cash equivalents, beginning of period	13,821	8,746	9,819	3,546

Cash and cash equivalents, end of period	$16,561	$10,699	$16,561	$10,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
          Cardiac Science Corporation (“the Company”) was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), referred to as the “merger transaction.” The merger transaction was consummated on September 1, 2005, at which time the Company’s name was changed to Cardiac Science Corporation. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of the Company in consideration of their shares of Quinton and CSI common stock.
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
     Basis of Presentation
          The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2007, the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the three and nine-month periods ended September 30, 2007 and 2006 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2006 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in Cardiac Science Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2006 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
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
     Net Income (Loss) Per Share
          In accordance with Statement of Financial Accounting Standard No. 128, “Computation of Earnings Per Share” (“SFAS 128”) basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

          The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,759	$(298)	$6,123	$84

Denominator:
Weighted average shares for basic calculation	22,726,066	22,523,266	22,676,332	22,480,553
Incremental shares from employee stock options, non-vested stock awards and ESPP	564,492	—	572,598	71,047

Weighted average shares for diluted calculation	23,290,558	22,523,266	23,248,930	22,551,600

          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Antidilutive shares issuable upon exercise of stock options	2,445,283	3,049,224	2,487,400	2,219,438
Antidilutive shares issuable upon exercise of warrants	250,109	330,909	303,109	330,909
Antidilutive shares related to non-vested stock awards and ESPP	145,722	—	145,233	—

Total	2,841,114	3,380,133	2,935,742	2,550,347

     Accounting for Licensing Income and Litigation Settlement
          During the second quarter of fiscal 2007, the Company entered into a Settlement Agreement with Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which the parties agreed to dismiss all pending claims between the parties in consideration for cross-licenses of certain patents between the parties and a $1,000,000 payment from the Company to Philips. The transaction was valued in accordance with Accounting Principals Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”), as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” (“SFAS 153”). The fair value of the intangible assets acquired of $7,000,000 and royalty income received of $5,500,000 was measured based upon estimated future royalty streams that would have been due to both parties for the use of their patents. The Company determined that because there are no future activities or obligations required by the Company with respect to the patent rights granted to Philips the $5,500,000 was realized and earned at completion of the transaction. This fair value was then limited to the net present value of the payment streams. The Company also recorded a gain on the transaction of $500,000, included in Licensing Income and Litigation Settlement, because the fair value of the intangible assets received in the transaction was estimated to exceed the fair value of the intangible assets given up and, in the case of the Company, the cash paid. The intangible assets’ value will be amortized to cost of product revenues based upon the estimated remaining economic life of the patents of 13 years, which will approximate $500,000 annually.
     Litigation and Related Expenses
          Litigation and related expenses included settlement costs and legal fees related primarily to the three cases which were settled between April 2007 and July 2007. These expenses were included in general and administrative expenses in previous periods and have been reclassified to their own line item.
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

          On July 26, 2007, the Company entered into a settlement agreement with William S. Parker (“Parker”) in connection with the Company’s previously disclosed patent litigation, providing for a full release of the Company from all claims made in the lawsuit. Costs relating to this settlement were included in the Company’s operating results for the quarter ending June 30, 2007.
     Customer and Vendor Concentrations
          The following table summarizes the customer accounting for 10% or more of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2007	2006	2007	2006
Customer 1	13%	14%	11%	12%
          The following table summarizes the vendors accounting for 10% or more of purchases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Vendor	2007	2006	2007	2006
Vendor 1	20%	23%	15%	14%
Vendor 2	*	*	*	12%

*	Did not exceed 10%.
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

          The total purchase price was allocated to CSI’s net tangible and identifiable intangible assets, based on their fair values as of the closing date. The total purchase price of CSI was approximately $181,075,000, which consisted of 11,467,753 shares of the Company’s common stock valued at $146,911,000 issued to CSI stockholders and senior note holders, cash payments totaling $20,000,000 to the CSI senior note holders, $7,402,000 for 1,229,881 vested options to purchase shares of common stock issued to CSI option holders, $1,320,000 for 330,909 exercisable warrants to purchase shares of common stock issued to certain CSI warrant holders, $3,198,000 for exit and severance costs and $2,244,000 for transaction costs. In allocating the final purchase price based on fair values, the Company recorded $50,725,000 in net tangible assets, $31,360,000 in identifiable intangible assets and $98,990,000 in goodwill.
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
          The following table summarizes revenues by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Cardiac monitoring products	$15,715	$16,697	$49,070	$54,230
Defibrillation products	25,430	17,193	70,553	49,236
Service	3,999	4,226	12,080	12,986

Total	$45,144	$38,116	$131,703	$116,452

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Domestic	$33,538	$27,816	$100,129	$87,416
Foreign	11,606	10,300	31,574	29,036

Total	$45,144	$38,116	$131,703	$116,452

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
          Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms ending in January 2009.

          Of the restructuring costs accrued at September 30, 2007, $213,000 was included in Other Liabilities and $660,000 was included in Accrued Liabilities. The remaining employee severance and retention costs were fully paid by August 2007.

	Balance at		Balance at
	December 31,	Cash	September 30,
(in thousands)	2006	Expenditures	2007

Vacated facilities	$1,384	$(511)	$873
Employee severance and retention costs	266	(266)	—

Total	$1,650	$(777)	$873

5. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	September 30,	December 31,
(in thousands)	2007	2006

Raw materials	$15,846	$13,887
Finished goods	4,602	3,730

Total inventories	$20,448	$17,617

6. Intangible Assets
     The following table sets forth the balances of intangible assets at September 30, 2007 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380

Total intangible assets not subject to amortization		14,780	—	14,780

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(3,604)	5,046
Cardiac Science developed technology	8 years	11,330	(2,951)	8,379
Burdick distributor relationships	10 years	1,400	(665)	735
Burdick developed technology	7 years	860	(584)	276
Patents and patent applications	5-10 years	960	(910)	50
Patent rights	13 years	7,000	(224)	6,776

Total intangible assets subject to amortization		30,200	(8,938)	21,262

Total		$44,980	$(8,938)	$36,042

     Included in intangible assets at September 30, 2007 are $7,000,000 of patents recorded at fair value, based on a third party valuation, which were licensed to the Company from Philips in connection with our settlement and license agreement completed in April of 2007.
     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2007	$3,816
2008	3,957
2009	3,957
2010	3,258
2011	2,105
Thereafter	6,995

7. Credit Facility
          Borrowings under the line of credit were limited to the lesser of $20,000,000 or an amount based on eligible accounts receivable and inventories. Substantially all of the Company’s current assets were pledged as collateral for the line of credit. This line of credit bore interest based at a rate equal to the lender’s prime rate, provided that the interest rate in effect was not less than 6.25% on any day. In addition, unused balances under this facility bore monthly fees equal to 0.25% per annum on the difference between the maximum credit limit and the sum of (i) the average daily principal balance during the month and (ii) the face amount of any letters of credit.
          As of September 30, 2007, the Company had capacity to borrow $20,000,000 based on eligible accounts receivable and eligible inventory, less letters of credit outstanding of $234,000. The credit facility contained standard negative covenants and restrictions on actions by the Company, including but not limited to, activity related to common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes in, or disposition of assets. Certain of these actions might have been taken with the consent of the lender. In addition, the credit agreement required that the Company met certain financial covenants, namely a minimum tangible net worth measure, an adjusted quick ratio and certain reporting requirements. At September 30, 2007, the Company was in compliance with all covenants under the credit facility. At September 30, 2007 and December 31, 2006, the Company did not have any borrowings under this line of credit. The Company reduced the capacity of this line to $10 million in October 2007 with minimal restrictions on the amount eligible for borrowing.
8. Warranty Liability
          Changes in the warranty liability for the nine months ended September 30, 2007 were as follows:

Nine months ended
(in thousands)	September 30, 2007

Warranty liability, beginning of the period	$2,532
Charged to product cost of revenues	2,331
Warranty expenditures	(1,694)

Warranty liability, end of the period	$3,169

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
          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options plans:
Volatility	50.9%	54.3%	50.4%	55.6%
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	4.9%	5.1%	4.9%	4.7%
Expected dividend yield	—	—	—	—
Fair value of options granted	$5.33	$4.74	$5.23	$6.12

Employee stock purchase plan:
Volatility	37.0%	34.0%	37.0%	34.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.5%	4.4%	4.5%	4.4%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$2.14	$2.37	$2.14	$2.37

Non-vested stock awards:
Fair value of non-vested stock awards granted	$9.62	$8.14	$9.22	$8.24

          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of September 30, 2007:

Outstanding shares - 2002 Plan	2,072,393
Outstanding shares - 1997 Plan	875,312
Stock options available for grant	1,040,099
Outstanding non-vested stock awards	174,737
Employee stock purchase plan shares available for issuance	681,369

Total common shares reserved for future issuance	4,843,910

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
          The following table summarizes information about the 2002 Plan option activity during the three and nine months ended September 30, 2007:

Shares
Subject to
Options
Outstanding, December 31, 2006	2,180,550
Granted	32,500
Exercised	(25,540)
Cancelled	(22,629)

Outstanding, March 31, 2007	2,164,881
Granted	—
Exercised	(40,450)
Cancelled	(50,914)

Outstanding, June 30, 2007	2,073,517
Granted	55,000
Exercised	(1,002)
Cancelled	(55,122)

Outstanding, September 30, 2007	2,072,393

Exercisable, September 30, 2007	1,597,186

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

          The following table summarizes information about the 1997 Plan option activity during the three and nine months ended September 30, 2007:

Shares
Subject to
Options
Outstanding, December 31, 2006	1,159,505
Cancelled	(134,550)

Outstanding, March 31, 2007	1,024,955
Cancelled	(49,000)

Outstanding, June 30, 2007	975,955
Exercised	(125)
Cancelled	(100,518)

Outstanding, September 30, 2007	875,312

Exercisable, September 30, 2007	822,812

          Non-vested Stock Awards — The stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
          The following table summarizes information about the non-vested stock award activity during the three and nine months ended September 30, 2007:

Shares
Non-vested balance, December 31, 2006	159,409
Granted	41,450
Vested	(3,601)
Cancelled	(3,086)

Non-vested balance, March 31, 2007	194,172
Granted	—
Vested	—
Cancelled	(6,448)

Non-vested balance, June 30, 2007	187,724
Granted	15,975
Vested	(19,575)
Cancelled	(9,387)

Non-vested balance, September 30, 2007	174,737

          Employee Stock Purchase Plan — The Company has an ESPP which was established by Quinton in 2002 and was assumed by the Company in connection with the merger transaction. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
          The Company issued 19,868 and 22,758 shares of common stock during the three months ended September 30, 2007 and 2006, respectively, and 61,945 and 70,478 shares of common stock during the nine months ended September 30, 2007 and 2006, respectively, in connection with the ESPP and received total proceeds of $138,000, $147,000, $430,000 and $515,000, respectively.

10. Comprehensive Income (Loss)
          The Company records all changes in equity during the period from non-owner sources as other comprehensive income (loss), such as unrealized gains and losses on the Company’s available-for-sale securities. Comprehensive income (loss), net of any related tax effects, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net income (loss)	$1,759	$(298)	$6,123	$84
Other comprehensive income (loss), net of related tax effects of $(9), $1, $(98) and $5 respectively	15	(2)	168	(9)

Total comprehensive income (loss)	$1,774	$(300)	$6,291	$75

11. Commitments and Contingencies
     Other Commitments
          As of September 30, 2007, the Company had purchase obligations of approximately $41,451,000 consisting of outstanding purchase orders issued in the normal course of business.
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
Note 12. Income Taxes
          The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of September 30, 2007 and January 1, 2007.
          The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
          The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At September 30, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
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

          The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.
     Business Overview
          Cardiac Science Corporation was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), which we refer to as the “merger transaction.” The merger transaction was consummated on September 1, 2005, at which time our name was changed to Cardiac Science Corporation. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of Cardiac Science Corporation in consideration of their shares of Quinton and CSI common stock.
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
          Intangible Assets. Our intangible assets are comprised primarily of trade names, developed technology, patent rights and customer relationships, all of which were acquired in our acquisition of Burdick in 2003, the merger transaction with CSI in 2005 and the Philips cross-licensing agreement in 2007. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

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
          We offer limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. We have some arrangements that provide for volume discounts based on meeting certain quarterly or annual purchase levels. Rebates are paid quarterly or annually and are accrued for as incurred.
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
Results of Operations
     Highlights of Results for the Three and Nine Months Ended September 30, 2007
•	We generated revenue of $45.1 million in the three months ended September 30, 2007, an increase of approximately 18% over the three month period ended September 30, 2006, which included overall AED growth of 48%, domestic AED growth of 78% and international AED growth of 20%.

•	We resolved all significant legal matters.

•	We generated diluted earnings per share of $0.08.

•	We generated cash from operations of $3.6 million.

•	We entered the full shipment phase with GE for our new hospital defibrillator (the "R2K" product).
     Looking Forward
          We expect continued revenue growth in the foreseeable future. We expect significant growth, over time, in sales of our defibrillation products as we continue to participate in the growing global AED market. We expect our cardiac monitoring product revenue over time to remain relatively stable or grow slightly as we increase our sales in both the domestic and international markets. Sales of both cardiac monitoring and defibrillation products in any given period may fluctuate, however, due to timing of orders and other factors. We expect modest growth in service revenue over the longer term.
          We expect continued growth in gross profit as our revenues increase in upcoming quarters. However, a number of factors will affect our gross margin in the foreseeable future and our gross margin may fluctuate from period to period and over time. Factors that may cause changes in our gross margins from period to period include, but are not limited to, fluctuations in sales mix, competitive AED pricing, the effect of product cost reductions and other factors.
          As revenues increase, we expect our operating expenses to increase, though at a slower rate than our overall revenue rate. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as revenue increases and we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase slightly in the future as we continue to develop our corporate infrastructure in support of the growth of our business. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.

     Revenues
          We derive our revenues primarily from the sale of our cardiology products and related consumables, and to a lesser extent, from services. We categorize our revenues as (1) cardiac monitoring products, which include capital equipment, software products and related accessories and supplies; (2) defibrillation products, which include our AEDs, hospital defibrillators and related accessories; and (3) service, which includes service contracts, CPR/AED training services, AED program management services, equipment maintenance and repair, replacement part sales and other services. We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.
          Revenues for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2007	2006 to 2007	2006	2007	2006 to 2007	2006
Defibrillation products	$25,430	47.9%	$17,193	$70,553	43.3%	$49,236
% of revenue	56.3%		45.1%	53.6%		42.3%
Cardiac monitoring products	15,715	(5.9%)	16,697	49,070	(9.5%)	54,230
% of revenue	34.8%		43.8%	37.2%		46.6%
Service	3,999	(5.4%)	4,226	12,080	(7.0%)	12,986
% of revenue	8.9%		11.1%	9.2%		11.2%

Total revenues	$45,144	18.4%	$38,116	$131,703	13.1%	$116,452

     Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
          Defibrillation products revenue increased significantly for the three month period ended September 30, 2007 from the comparable period in 2006 due to higher sales as we continue to leverage our public access programs in various municipalities and schools, better leverage our national accounts team, increase sales through distribution and take advantage of competitive opportunities in the market, including a significant competitor being temporarily out of the market due to regulatory issues. Domestic defibrillation sales increased by 78% and international sales grew by 20%. We expect continued growth in sales of defibrillator products in the foreseeable future as global adoption of AEDs increases and as we continue shipments of our new hospital defibrillator.
          Cardiac monitoring products revenue decreased by 5.9% for the three month period ended September 30, 2007 from the comparable period in 2006. The decrease in our cardiac monitoring revenue is due primarily to increased competition and delayed orders due to product transitions at the end of the quarter. We have restructured our domestic sales organization in an effort to provide a wider range of products to the hospital and physician office markets, as well as to our distribution partners. We believe this restructuring, in combination with new product introductions and other actions, has the potential to ultimately reverse the trend of relatively flat to declining revenues in this channel in the future.
          Service revenue decreased for the three month period ended September 30, 2007 from the comparable period in 2006 primarily due to the discontinuation in the second quarter of 2006 of certain non-core service contracts acquired in the merger transaction and to a lesser degree to a reduction of product support in some areas, which was done in order to stimulate sales of new products.
     Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
          Defibrillation products revenue increased significantly for the nine month period ended September 30, 2007 from the comparable period in 2006 due to higher sales both internationally and domestically as we continue to leverage our public access programs in various municipalities and schools, better leverage our national accounts team, increase sales through distribution and take advantage of competitive opportunities in the market, including a significant competitor being temporarily out of the market due to regulatory issues. Domestic defibrillation sales increased by 73% and international sales grew by 14%. We expect continued growth in sales of defibrillator products in the foreseeable future as global adoption of AEDs increases and as we continue shipments of our new hospital defibrillator.
          Cardiac monitoring products revenue decreased by 9.5% for the nine month period ended September 30, 2007 from the comparable period in 2006. The decrease in our cardiac monitoring revenue is due primarily to increased competition and delayed orders due to product transitions at the end of the quarter. We have restructured our domestic sales organization in an effort to provide a wider range of products to the hospital and physician office markets, as well as to our distribution partners. We believe this restructuring, in combination with new product introductions and other actions, has the potential to ultimately reverse the trend of relatively flat to declining revenues in this channel in the future.

          Service revenue decreased for the nine month period ended September 30, 2007 from the comparable period in 2006 primarily due to the discontinuation in the second quarter of 2006 of certain non-core service contracts acquired in the merger transaction and to a lesser degree to a reduction of product support in some areas, which was done in order to stimulate sales of new products.
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
          Gross profit for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Three Months Ended	Nine Months Ended		Nine Months Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2007	2006 to 2007	2006	2007	2006 to 2007	2006
Products	$21,396	26.0%	$16,980	$61,088	18.9%	$51,365
% of products revenue	52.0%		50.1%	51.1%		49.6%
Service	747	(31.3%)	1,088	2,701	(26.7%)	3,686
% of service revenue	18.7%		25.7%	22.4%		28.4%

Total gross profit	$22,143	22.6%	$18,068	$63,789	15.9%	$55,051

% of total revenue	49.0%		47.4%	48.4%		47.3%
     Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
          Gross profit from products increased for the three month period ended September 30, 2007 from the comparable period in 2006 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products and, to a lesser extent, to manufacturing efficiencies.
          Gross profit from service decreased for the three month period ended September 30, 2007 from the comparable period in 2006 due principally to lower revenues on service contracts that were acquired in the merger with Cardiac Science, Inc. These contracts expired in the first half of 2006.
     Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
          Gross profit from products increased for the nine month period ended September 30, 2007 from the comparable period in 2006 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products.
          Gross profit from service decreased for the nine month period ended September 30, 2007 from the comparable period in 2006 due principally to lower revenues on service contracts that were acquired in the merger with Cardiac Science, Inc. These contracts expired in the first half of 2006.
     Operating Expenses
          Operating expenses include expenses related to research and development, sales, marketing and other general and administrative expenses required to run our business, including stock-based compensation.
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
          General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as professional fees and legal fees, excluding fees associated with our litigation, and other corporate expenses.
          Litigation and related expenses include settlement costs and legal fees related primarily to the three cases which were settled in the first half of 2007.
          Licensing income and litigation settlement include non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements.
          Operating expenses for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2007	2006 to 2007	2006	2007	2006 to 2007	2006
Research and development (including stock-based compensation expense of $79, $84, $239 and $250)	$3,391	21.5%	$2,792	$9,463	9.6%	$8,637
% of total revenue	7.5%		7.3%	7.2%		7.4%

Sales and marketing (including stock-based compensation expense of $205, $183, $634 and $555)	11,913	18.6%	10,045	34,466	17.5%	29,342
% of total revenue	26.4%		26.4%	26.2%		25.2%

General and administrative (including stock-based compensation expense of $198, $164, $624 and $495)	4,462	(3.1%)	4,606	13,907	(3.2%)	14,360
% of total revenue	9.9%		12.1%	10.6%		12.3%
Litigation and related expenses	91	(92.8%)	1,257	3,808	17.9%	3,230
% of total revenue	0.2%		3.3%	2.9%		2.8%
Licensing income and litigation settlement	—	n/m	—	(6,000)	n/m	—
% of total revenue	0.0%		0.0%	(4.6%)		0.0%

Total operating expenses	$19,857	6.2%	$18,700	$55,644	0.1%	$55,569

% of total revenue	44.0%		49.1%	42.2%		47.7%
     Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
          The increase in research and development expenses for the three month period ended September 30, 2007 from the comparable period in 2006 was due primarily to labor and outside developer costs related to development of new versions of certain of our products. We expect that research and development expenses will increase in the future as we continue updating our product lines.
          The increase in sales and marketing expenses for the three month period ended September 30, 2007 from the comparable period in 2006 was due primarily to higher commissions related to increased sales of domestic defibrillation products, which increased 78% from the comparable period in 2006. The increase for the three month period ended September 30, 2007 was also due to higher staffing levels to promote growth and increased investments in marketing programs and activities to facilitate future growth.
          The decrease in general and administrative expenses for the three month period ended September 30, 2007 from the comparable period in 2006 was due primarily to timing of expenses incurred for tax services and other professional fees.
          Litigation and related expenses during the three month period ended September 30, 2007 totaled $0.1 million, comprised of legal fees related primarily to the three cases which were settled between April and July. Spending on these same cases for the three month period ended September 30, 2006 amounted to $1.3 million.

     Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
          The increase in research and development expenses for the nine month period ended September 30, 2007 from the comparable period in 2006 was due primarily to labor and outside developer costs related to development of new versions of certain of our products. We expect that research and development expenses will increase in the future as we continue updating our products.
          The increase in sales and marketing expenses for the nine month period ended September 30, 2007 from the comparable period in 2006 was due primarily to higher commissions related to increased sales of domestic defibrillation products, which increased 73% from the comparable period in 2006. The increase for the nine month period ended September 30, 2007 was also due to higher staffing levels to promote growth and increased investments in marketing programs and activities to facilitate future growth.
          Litigation and related expenses for the nine month period ended September 30, 2007 totaled $3.8 million, comprised of settlement costs and legal fees related primarily to the three cases which were settled between April and July. Spending on these same cases for the nine month period ended September 30, 2006 amounted to $3.2 million.
          Licensing income and litigation settlement included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million.
     Other Income and Expense
          Total other income was $0.5 million and $1.1 million for the three and nine month periods ended September 30, 2007, respectively. Other income for the three and nine month periods ended September 30, 2007 consisted primarily of income from sub-lease agreements at facilities acquired as part of the merger transaction of $0.1 million and $0.2 million, respectively, royalties of $0.1 million and $0.3 million, respectively, and foreign exchange gains of $0.2 million and $0.2 million, respectively. Interest income increased as a result of increased average cash balances for the three and nine month periods ended September 30, 2007 over the comparable periods in 2006.
     Income Taxes
          In the three month period ended September 30, 2007, we recorded a tax expense of $1.0 million compared to a tax benefit of $0.2 million in the three month period ended September 30, 2006. Our worldwide effective tax rate for the three month periods ended September 30, 2007 was 37%, compared to an effective tax rate benefit of 40% for the same period in the prior year. Our worldwide effective tax rate for the nine month period ended September 30, 2007 was 34%, compared to an effective tax rate benefit of 2% for the same period in the prior year. This increase was due primarily to estimates of 2007 pre-tax income, certain differences between book and tax income and estimates of various expected state and federal tax credits. We estimate the worldwide effective tax rate for the year will be approximately 34%.
     Liquidity and Capital Resources
          Cash flows for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2007	2006 to 2007	2006	2007	2006 to 2007	2006
Cash flow provided by operating activities	$3,625	82.0%	$1,992	$9,258	6.0%	$8,736
Cash flow used in investing activities	(1,032)	(380.0%)	(215)	(3,264)	(46.7%)	(2,225)
Cash flow provided by financing activities	147	(16.5%)	176	748	16.5%	642

Total change in cash	$2,740	40.3%	$1,953	$6,742	(5.7%)	$7,153

          Cash flows provided by operating activities of $3.6 million for the three month period ended September 30, 2007 resulted from our net income of $1.8 million plus net non-cash items included in net income of $3.3 million, and a net decrease in working capital, excluding cash, of $1.5 million. Cash flows provided by operating activities of $9.3 million for the nine month period ended September 30, 2007 resulted from our net income of $6.1 million plus net non-cash items included in this net income of $3.7 million, and a net decrease in working capital, excluding cash, of $0.5 million.

          Net cash flows used in investing activities for the three and nine month periods ended September 30, 2007 consisted of payments for capital expenditures and purchases of short-term investments, partially offset by proceeds from maturities of short-term investments. Capital expenditures in the third quarter of 2007 consisted primarily of leasehold improvements and tooling costs to internalize the manufacturing of certain products. In addition, the three and nine month periods ended September 30, 2007 included payments of acquisition costs related to the merger transaction of $0.2 million and $0.8 million, respectively, as well as a payment of $1.0 million in consideration of certain patent rights received as part of the Philips settlement agreement during the nine month period ended September 30, 2007. Net cash flows used in investing activities in 2006 included payments of acquisition costs related to the merger transaction of $0.3 million and $1.5 million, respectively, for the three and nine month periods ended September 30, 2006, partially offset by proceeds from collection of a note receivable related to an acquired royalty agreement.
          Net cash flows provided by financing activities for the three and nine month periods ended September 30, 2007 and 2006, respectively, consisted of proceeds from exercises of stock options and sales of common stock under our ESPP.
          As of September 30, 2007, our cash and cash equivalents totaled $16.6 million and we had short-term investments of $0.3 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
          We have a line of credit with Silicon Valley Bank. As of September 30, 2007, borrowings under the line of credit were limited to the lesser of $20.0 million or an amount based on eligible accounts receivable and inventories, less letters of credit outstanding. Substantially all of our current assets were pledged as collateral for the line of credit. In October 2007, we reduced the capacity of this line to $10 million with minimal restrictions on the amount eligible for borrowing.
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
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits

No.	Description
10.70	First Amendment dated as of September 5, 2007 to Exclusivity Agreement by and between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated June 10, 2005.

10.71*	Fifth Amendment dated as of September 7, 2007 to OEM Purchase Agreement by and between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
  Date: November 9, 2007