Form 10-K
period 2007-12-31
Cardiac Science CORP
filed 2008-03-17
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Yes ☐    No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No☑
     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2007 as reported on the NASDAQ Global Market, was approximately $38,342,946.
     The number of shares of the registrant’s Common Stock outstanding at March 3, 2008 was 22,812,288.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to the registrant’s 2008 annual meeting of shareholders. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part III of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CARDIAC SCIENCE CORPORATION
2007 FORM 10-K ANNUAL REPORT

i

PART I
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
     Item 1. Business
     Overview
     We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph systems, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (informatics) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. We distribute our products in more than 100 countries worldwide, with operations in North America, Europe, and Asia.
     Industry Background
     The American Heart Association (“AHA”) reports that there are over 64 million patients in the U.S. with active or developing heart disease. Cardiovascular disease (“CVD”) is the leading cause of death in the U.S. and statistics published by the AHA show that one out of every three Americans has some form of CVD. In recent years, it has been estimated that as many as 450,000 people in the United States alone die each year from sudden cardiac arrest (“SCA”), or what is commonly referred to as a massive heart attack. The AHA also estimates the direct cost of treating CVD in the U.S. at over $400 billion annually. With risk factors such as obesity and sedentary lifestyle on the rise, the prevalence of CVD is expected to increase as well.
     Our Markets
     We are a global leader in advanced cardiac diagnosis, resuscitation, rehabilitation, and informatics products. We characterize the systems used by healthcare providers to diagnose, monitor, and manage heart disease as the “cardiac monitoring” market. We characterize the devices used to automatically or manually resuscitate victims of cardiac arrest as the “defibrillation” market.
     Based on industry reports and management estimates, we believe that combined 2007 sales in the markets in which we compete were over $2 billion, and will approach or exceed $3 billion during the next several years. We believe the worldwide market for cardiac monitoring systems is at least $1 billion and is growing at 2-3% annually, with portions of that market, cardiology management systems and certain international markets, growing at over 5% annually. We believe the worldwide market for AEDs currently exceeds $350 million and will more than double over the next five years. We believe the worldwide market for manual (or traditional) external defibrillators is currently over $700 million and is growing at approximately 5% annually.

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
     What are the Challenges Related to Cardiac Monitoring?
     Despite the technological and clinical advances in cardiology, healthcare providers face significant challenges in delivering consistent and high quality cardiovascular care. Healthcare reform and declining reimbursement rates continue to place increasing pressure on providers to treat more patients faster. Increasingly, healthcare is moving outside of the hospital setting and into physician offices and other outpatient facilities. In addition, the need to control costs, increase efficiencies, and manage data introduces new factors into the decision making process for technology utilization.
     These healthcare changes prompt a number of emerging critical needs and create opportunities for Cardiac Science. These include creating systems and services tailored to the clinician workflow, developing products that are intuitive and easy to use, using proven communication standards for connectivity, improving the management of healthcare delivery resources, and utilizing emerging technologies from multiple vendors – all within a security structure that meets Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requirements.
     Defibrillation Market
     What is Defibrillation?
     Defibrillation is the delivery of electrical current to the heart to restore a normal heartbeat. Defibrillation systems enable the detection and identification of life-threatening arrhythmias which can lead to death from SCA and, when appropriate, deliver the shock to restore the normal heartbeat. Sophisticated algorithms within defibrillators filter noise and artifact from a patient’s electrocardiogram signal to enable correct identification of heart rhythms that are life-threatening (i.e. shockable), or non-life-threatening (i.e. not shockable).
     How is Defibrillation Performed?
     A normal electrocardiogram consists of wave forms that are referred to as P-QRS-T waves. The QRS wave complexes correspond with a person’s heart rate. In the case of the chaotic and disorganized rhythm, which can lead to SCA, these QRS complexes are absent or indistinguishable.
      Analysis performed by a defibrillator determines the type of arrhythmia, whether a shock is required, and the appropriate type of shock (either synchronous or asynchronous). A shock will be indicated if the heart rhythm is considered shockable, and the condition persists. During the delivery of any defibrillation shock, the cell membranes of the heart are charged until the cells depolarize. This allows normal electrical pathways to reestablish control and produce a coordinated rhythm.

     What Are the Challenges Related to Defibrillation?
     Technical challenges abound in delivering current to the heart with external defibrillation. Impedance is one. Tissue such as skin, fat, muscle and bone, surround the heart and impede the energy flow from a defibrillator. Impedance varies from person to person, so adjustments can be made to accommodate each person’s impedance. Another technical challenge is overcoming the victim’s defibrillation threshold, the minimum current required to defibrillate the victim’s heart and establish a normal rhythm. Finally, to provide effective defibrillation, the cell membranes of the heart must be fully depolarized to minimize the likelihood of re-fibrillation and provide an optimal environment to defibrillate the heart. If any residual charge remains on the cells (i.e., they do not fully depolarize), re-fibrillation may occur.
     Death from SCA occurs without warning or immediately after the onset of symptoms. The AHA estimates that 50% of SCA victims have no prior indication of heart disease, so the first symptom is the SCA event. For those with a known history of cardiac disease, the chance of sudden cardiac death is four to six times greater than that of the general population.
     Surviving SCA is linked directly to the amount of time between the onset of SCA and defibrillation shock. Following SCA, every minute without a defibrillation shock decreases chance of survival by approximately 10%. Approximately two thirds of the estimated annual deaths from SCA occur outside a hospital in the United States. Almost 60% of these incidents are witnessed, yet 95% of these victims do not survive, according to the AHA.
     In hospital and pre-hospital (e.g. ambulance) settings, trained professionals typically deploy manual or semi-automatic defibrillators to treat SCA victims. These standard defibrillators require operation or supervision by highly skilled medical personnel to analyze and interpret the patient’s electrocardiogram and to manually deliver a shock using handheld paddles.
     Over the past several years, more people are aware that AEDs can be used safely by lay people. Communities that strategically place AEDs in public buildings, arenas, airports, and emergency vehicles reduce response times and, therefore, improve survival rates for SCA. Communities with public access defibrillation (“PAD”) programs report community survival rates approaching 50%. In highly trafficked or monitored venues such as casinos and corporate workplaces, survival rates have ranged even higher since time to first shock accelerates.
     Numerous AED-related bills at the federal level and in state governments have facilitated significant growth in both new and existing markets for AEDs. During the last several years, these initiatives have resulted in certain protections from civil liability arising from emergency use of AEDs, funding programs for PAD program implementation and the mandatory deployment of AEDs in some settings. In addition, the AHA has publicly encouraged widespread deployment of AEDs in the workplaces, communities and homes.
     Our Products and Services
     We address our markets through a broad range of advanced cardiac monitoring and defibrillation products and services. In recent years, we introduced new versions of products or upgraded capabilities in most of our product lines, and we are currently developing additional new versions of products in many of these product lines.
     See Note 3 to our Consolidated Financial Statements included elsewhere in this report for a list of product lines contributing revenues of 10% or more in each of the last three fiscal years.
     Cardiac Monitoring Products
     Our cardiac monitoring products deliver reliable, cost-effective solutions and improve workflow for healthcare providers worldwide in multiple settings. Our products are easy to use, with simple, intuitive user interfaces. Many of our products are built on a Microsoft Windows-based software architecture designed to integrate critical data capture, provide enterprise level access to data, and scale to meet the requirements of a variety of cardiovascular care environments.

     Our principal cardiac monitoring products include:
     Resting ECG systems
     We offer a variety of ECG systems that allow physicians to record and analyze patient ECG waveforms at rest to assess the presence of cardiac disease. These products are designed to improve workflow and are offered at various price points and configurations, and cover the spectrum of market needs, ranging from low-cost units targeting physicians’ offices to fully featured units that are designed for the most rigorous clinical and hospital settings.
     Cardiac stress testing systems
     Our stress testing systems allow cardiologists and other healthcare providers to monitor and analyze the performance of the heart under stress. Our stress systems record a patient’s heart rate, heart rhythm, blood pressure, and other vital signs during induced stress. Our treadmills, specifically designed for cardiac monitoring procedures, provide precise and replicable levels of exertion. Our systems provide real time analysis, charting, and reporting, all of which enable cardiologists and other healthcare providers to diagnose patients’ heart disease more accurately and efficiently.
     Holter monitoring systems
     Our Holter products and systems record and assess the performance of a patient’s heart during various activities over extended periods of time. The Holter recorder, an ambulatory monitor typically worn for 24 hours or more, records the patient’s heart rate, heart rhythm, and ECG waveform data. Our Holter offering includes systems with multiple diagnostic capabilities.
     Cardiac rehabilitation telemetry systems
     Our telemetry devices and database products monitor the patient’s heart rate, heart rhythm, and ECG waveform data during rehabilitation exercises. These rehabilitation devices and database products, used with our treadmills, provide real-time clinical data and trend analysis to enable cardiologists and other healthcare providers to track and assess improvements in cardiovascular function.
     Cardiology data management systems (informatics)
     We provide cardiology data management systems that automate the processing, storage, retrieval, and editing of electrocardiograms and other patient data. Our open architecture strategy provides customers with the flexibility to integrate with an increasing number of devices and data management systems while retaining their current equipment.
     Related products and supplies
     Cardiac monitoring products often require lead wires and electrodes to be attached to the patient to retrieve and process patient ECGs, as well as thermal chart paper to generate reports. We sell these items, including our Quik-PrepTM electrodes, and provide an array of complementary cardiology related products, such as blood pressure monitors and spirometers.
     Services
     We provide a comprehensive portfolio of training, maintenance, and other services to medical and non-medical customers. Our services organization provides installation, repair, maintenance and technical services, as well as hardware and software upgrades to our installed base of products. We provide call-center access 24 hours per day, seven days per week, depot repair, and on-site maintenance and repair through our extensive field service organization.

     Advantages of our cardiac monitoring products:
     We believe our cardiac monitoring products provide our customers with solutions for overcoming many of the challenges they face, including the following key benefits:
     Ease of use. Our user interfaces, designed with significant input from clinicians and technologists, are intuitive and easy to use. Many of our products automate the data collection functions, use standard computer components, and require minimal configuration. We generally design our interfaces to conform to the particular clinical procedure rather than adapting the procedure to the device, and users can customize the interface to meet their unique requirements. We believe this functionality enhances clinical success by allowing the user to concentrate on the patient and procedure. In addition, we believe the ease of use features of our products enable our customers to use our systems with significantly lower training requirements and higher productivity than competing products that do not offer customizable user interfaces.
     Effective data capture. Many of our products automate and assist in the collection, interpretation, and retrieval of data and can effectively display, for side-by-side comparison, the results of tests performed over an extended period. These products improve clinical productivity and throughput, which is the number of reimbursable procedures completed per hour of system use. For our customers, greater throughput translates into greater return on investment from our products.
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
     Wireless and network compatibility. Arguably the next most important feature after accuracy and dependability, most of our monitoring products support a clinical network environment. This enables cardiologists to assimilate, collate, and interpret data and disseminate results to facilitate diagnosis, patient monitoring and patient management. These products collect data that may be stored in a local or network server database. Most of our monitoring products also connect to larger enterprise networks that allow data to be shared with other users, both within the facility and remotely via secure networks.
     To facilitate these connections, we rely primarily on commonly used formats and protocols. These formats, such as portable document format (“PDF”) and extensible markup language (“XML”) enable the storage and dissemination of clinical information.
     Flexible open technology for integration with EMR, HIS and other systems. Our Microsoft Windows-based technology adheres to established standards for image, waveform, data and report generation, and dissemination, enabling healthcare providers to share data across a private network or via the Internet. This Windows-based technology platform was designed to support data integration activities with other third-party clinical systems. We believe this technology will permit our customers to easily integrate our products and systems with their existing infrastructure, and scale to meet the needs of larger healthcare organizations.
     Defibrillation Products
     We design our defibrillation products using advanced technology in order to deliver superior performance, reliability, flexibility, and ease of use. All of our defibrillation products incorporate our proprietary RHYTHMxTM technology. This platform technology is designed to detect ventricular fibrillation and other life-threatening arrhythmias. Our Self-Tracking Active Response (“STAR”) biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA.
     We have integrated our core technology, along with other proprietary technology, into our AEDs and hospital defibrillation product lines. We also market our proprietary disposable defibrillator electrode pads and a variety of accessories, including long-life batteries, carrying cases, wall cabinets, and other related items. In addition, we also license certain components of our core technology to third-parties for integration into other products. Our AEDs comply with the latest CPR and defibrillation protocols established by the AHA and related organizations in 2005.
     Our principal defibrillation products include:
     Public Access AEDs
     AEDs designed for public access are deployed in numerous settings, including educational institutions, federal, state and local municipal agencies, fire and police departments, ambulances, railroads, airports, airlines, military bases, hospitals, nursing homes, health clubs, physician and dental offices, and leading corporations. Our AEDs have also been chosen by many local governments and municipalities for use in community based PAD programs in cities such as London, England, San Diego, California, Miami, Florida, Minneapolis, Minnesota, St. Louis, Missouri and throughout the entire state of Nevada.
     Public access AEDs are available in both automatic and semi-automatic models with varying levels of cardiopulmonary resuscitation (“CPR”) voice prompts. Our advanced voice prompts include detailed rescue code voice prompts and metronome guidance for CPR compressions which are designed to direct a minimally trained user through CPR and AED use to potentially save a life.
     Professional AEDs
     Our professional AEDs are technologically advanced and are designed for use by sophisticated users of lifesaving equipment, such as hospital personnel, medical professionals, and emergency medical technicians. These products display the victim’s heart rhythm on a built-in high resolution color ECG display and give professional users the option of delivering defibrillation shocks either semi-automatically or manually during the emergency treatment of a victim of sudden cardiac arrest. These products also include continuous cardiac monitoring capability via an ECG patient cable, multiple rescue data storage, clear and comprehensive voice prompts, infrared data transfer, and optional rechargeable batteries.
     Traditional Defibrillators
     Traditional defibrillators are typically positioned in the hospital at locations such as critical care and cardiac care units, emergency and operating rooms, electrophysiology labs, medical transport environments and alternate care facilities.
     We intend to substantially expand our presence in the hospital defibrillation market with the Powerheart ECD, a traditional hospital “crash cart” defibrillator. The product is designed for use in hospital settings by skilled medical personnel and incorporates our proprietary technology. The ECD, which received 510(k) clearance in early 2006, is sold exclusively through GE Healthcare, a division of General Electric (“GE”). GE will market this product in North America as the Cardiac Science Powerheart ECD, and in the rest of the world as the GE Responder 2000.
     Defibrillation Supplies and Accessories
     We provide an extensive line of supplies and accessories to support our customers’ defibrillation programs. These include replacement electrodes and batteries, training devices, wall cabinets, carrying cases, and more.
     Services
     We provide a full range of AED training, maintenance, and support services. Our services include training in the use of AEDs and related training in CPR. We deliver these AED/CPR training services in the field through a U.S. field staff of over 150 part time employees. We also provide medical direction and information management necessary for AED users to be in compliance with various state laws and regulations.
     Advantages of our defibrillation products:
     We believe that our defibrillation products offer the following competitive advantages:
     Dependability.  Our patented Rescue Ready® technology distinguishes us among competitors. Every day, to ensure anytime functionality, the Powerheart AED self checks all main components (battery, hardware, software, and electrode pads). Every week, the AED completes a partial charge of the high-voltage electronics. And every month, the AED charges the high-voltage electronics to full energy. If anything is amiss, the Rescue Ready status indicator on the AED handle changes from green to red and emits an audible alert to service the unit. This is important because a Powerheart AED may not be used for months or even years.
     Arrhythmia Detection. Our patented RHYTHMx software algorithm technology allows for the accurate detection and discrimination of life-threatening ventricular tachyarrhythmias and can also be used to treat patients with supraventricular arrhythmias. RHYTHMx filters noise and artifact from a patient’s electrocardiogram signal without compromising sensitivity or specificity. RHYTHMx technology has been clinically validated by leading researchers in numerous clinical studies and received U.S. Food and Drug Administration (“FDA”) clearance in 1998. In these studies RHYTHMx demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (the ability to identify and not shock non-lethal rhythms).
     Variable Escalating Biphasic Defibrillation Energy.  Our patented STAR® biphasic waveform technology instantly determines a patient’s impedance, defibrillation threshold, and cellular response characteristics in order to optimize and adjust the magnitude of the defibrillation shock based on a patient’s unique size and weight. STAR biphasic also facilities the escalation of energy if subsequent shocks are necessary. We believe this feature reduces the total of shocks required to convert patients to a normal rhythm. In addition to the use of STAR biphasic waveform technology in our defibrillator devices, we also license this technology to selected partners.
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
     Flexibility. Our various defibrillators allow for fully-automatic, semi-automatic, or manual delivery of defibrillation therapy. Operators can easily customize their device settings to suit their particular requirements. Our most popular AED offers patented, fully-automatic delivery of shocks, which differentiates it from competitive devices.
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
     Exploit under-penetrated and emerging market segments
     Despite our relatively broad product line, we do not currently have offerings for a number of segments and sub-segments within our core markets. We intend to address many of these areas in the future, which would include offering suitable products at both higher and lower price points within these markets. Based on industry reports and management estimates, we also believe the global market for AEDs is significantly under-penetrated. We intend to focus our global AED selling efforts in the school, corporate workplace, government, first responder, and medical markets. We believe that, by continuing to focus the efforts of our direct sales force and distribution partners on these markets, we can increase our AED sales.
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
     We also believe that we can increase sales of both cardiac monitoring and defibrillation products outside of the United States by continuing to develop and improve our international distribution network, as well as leveraging our direct presence in locations such as the United Kingdom and France.
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
     Leverage our services capabilities
     We believe our focused repair, call center, and field service capabilities distinguish us from our competitors in cardiac monitoring. In addition, we believe our extensive capabilities to provide training, medical direction and information management relating to the deployment and maintenance of AEDs allows us to provide a unique, single source, turnkey solution to our customers. These capabilities offer the potential for additional revenue as part of new product selling efforts, as well as independently through billable, training, maintenance activities and service contracts.
     Pursue strategic mergers and acquisitions
     Our growth strategy contemplates mergers and other acquisitions of businesses, product lines, assets, or technologies that are complementary to our business or offer us other strategic benefits, such as enhanced clinical or technological value, expanded geographical reach, and additional sales or research and development capabilities. We plan to expand our product lines, leverage the capabilities of our existing sales force and increase sales of our existing and new product lines by selectively acquiring those companies, or assets of companies, with strong differentiated technologies or complementary product lines. In addition to acquisitions of distinct product lines or smaller companies, we may pursue growth through merger with companies of more significant size. We believe the fragmentation of many areas of the cardiology industry offers an excellent opportunity for growth through selective acquisitions. We also believe our product brands and distribution capabilities, as well as the acquisition integration experience of our management team, put us in a position to take advantage of these opportunities.
     Business Advantages
     We believe our business has several advantages, including:
     Cardiology focus. We concentrate exclusively on noninvasive cardiac care and thoroughly know our categories. We believe this singular focus elevates our product and service offerings, and differentiates us in the medical devices field. Our management and research and development teams have significant experience in cardiology products, which enables rapid innovation and commercialization of products and services. Similarly, our sales and service organizations also possess substantial domain knowledge.
     Industry leading brands. We believe Burdick, Powerheart and Quinton, the three principal brands under which we market our products, are highly respected names in the field of cardiology. The Burdick name has been associated with innovation in medical devices since 1913, and in cardiology since 1949. Our Powerheart AEDs are feature rich and known for their sophisticated but easy to use technology. Wayne Quinton developed the first treadmill designed for cardiac stress testing in 1953. Since 1966, the Quinton name has been highly regarded for its advanced high quality and reliable cardiology products. We believe we have enjoyed strong brand recognition for all of our products and that we are known for a high level of service, which drives strong relationships with our customers.
     Commitment to innovation. We invest a significant percentage of our revenues on research and development efforts to release new versions of most of our major product categories. We believe many of our products represent the leading technology in many of the principal markets we serve. We have also been recognized for our product innovation by various industry organizations.
     Leading market positions. We believe we have a leading position in several domestic and international market segments in both cardiac monitoring and defibrillation. In AEDs, we have a substantial presence in U.S. corporate and government workplaces, as well as internationally in the United Kingdom and Japan. In cardiac monitoring, we have a large installed base of stress test systems and rehabilitation telemetry systems and a significant presence in Holter monitors, electrocardiograph devices, and cardiology data management systems. We estimate that our installed base exceeds 200,000 monitoring units worldwide. Our installed base presents an excellent target market for future sales of products, systems, software upgrades, and related service and consumables.
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
     Our Organization
     Sales and Marketing
     We have structured our sales organization into four primary channels: (1) our U.S. acute care sales force, which sells cardiac monitoring products and services directly to hospitals; (2) our U.S. primary care sales force, which supports a network of independent distributors in selling both cardiac monitoring and defibrillation products to primary care physicians and cardiologists; (3) our U.S. defibrillation sales force, which consists of an integrated network of direct sales representatives and third party distributors who work together to optimize our sales of AEDs domestically; and (4) our international sales team, which consists of a direct presence in the United Kingdom and France, together with a network distributors that provide sales and service relating to all of our products in more than 100 countries.
     Our U.S. acute care sales team principally sells cardiac monitoring products to hospitals. Each sales representative is responsible for a region and a sales quota for that region. Our sales efforts in the acute care market increasingly target system sales opportunities. Our sales efforts have historically promoted stand-alone product sales and were most successful in small and midsize hospitals, and rehabilitation clinics. We believe improvements in our technology and changes in customer needs make our products attractive to larger hospitals, as well.
     Our U.S. primary care sales force principally sells cardiac monitoring and defibrillation products outside the hospital. Each of our sales specialists within this channel is responsible for a specific geographic territory and has a sales quota in supporting our independent distributor network in making sales to primary care physicians, cardiology offices, and all other alternate care facilities in that territory. We provide our distributors with discounts and promotional marketing support, based on a variety of factors including the annual volume of orders.

     Our U.S. defibrillation sales force sells our defibrillation products, primarily AEDs and training services to corporate and government workplace markets, as well as through school, military, and first responder (police/fire) markets. Our sales representatives in this channel are responsible for territories that are defined by a combination of geographic and market segment characteristics. Each sales representative, selling directly and working with distributors in their territories, is responsible for a sales quota in that territory.
     Internationally, we sell both our cardiac monitoring and defibrillation products primarily through country specific distributors, except in areas where we have direct sales operations, such as the United Kingdom and France, or in areas where we have a strategic selling alliance, such as Japan. Our international distribution network is managed by a team of employees and agents living abroad.
     In addition to these sales channels, we have distribution arrangements with various partners such as GE, whereby we sell our AEDs and in-hospital defibrillation products in the North American hospital market and in all international markets. In North America, the products will be branded as Cardiac Science, while outside of North America, the products will be sold by GE under its own brand.
     We support all of our sales efforts with a variety of targeted marketing activities, including direct mail, telemarketing, publications, trade shows, training, and other promotional activities.
     We do not have significant sales backlog. At both December 31, 2007 and 2006, our total sales backlog represented less than 60 days of anticipated sales volume.
     Customer Service and Support
     We believe that our comprehensive training and services capabilities differentiate us from our competitors. Our extensive capabilities to provide AED and CPR training, medical direction, and information management relating to the deployment and maintenance of AEDs allows us to provide a unique, single source, turnkey AED solution to our customers. In addition, we believe our focused, dedicated cardiology customer and field service capabilities distinguish us from our competitors in competing for advanced cardiac monitoring product sales.
     Our large installed base facilitates the sale of service contracts and post–warranty support and presents a cross-selling opportunity for products that are complementary to our customers’ existing installations. In international markets, our distributors provide support and other services.
     Research and Development
     We believe that strong product development capabilities are essential to our strategy of enhancing, developing, and incorporating improved functionality into our products and maintaining the competitiveness of our products in our core markets. We believe our team of experienced engineers is on the leading edge of software and other technologies in our core markets. Our research and development process is dependent on assessment of customer needs, identification, and evaluation of new technologies, and monitoring market acceptance and demand. We have a structured process for undertaking product development projects that involves functional groups at all levels within our company. This process is designed to provide a framework for defining and addressing the steps, tasks, and activities required to bring product concepts and development projects to market.
     Our research and development expenses were $13.0 million in 2007, $11.7 million in 2006 and $9.4 million in 2005. This represents approximately 7.7% of our revenues over that three-year period. From 2005 to 2007, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products.
     Technology
     Our engineering teams have specific expertise in ECG algorithms, signal processing, artifact filtering, electrical systems, software development, high voltage waveforms, and data management. Software algorithms for analyzing the electrical activity of the heart are the basis for both our cardiac monitoring and our defibrillation product lines. Almost all of our products include hardware components that connect to the patient and digitize ECG waveform signals.

     In our cardiac monitoring systems we generally use object-oriented design based on Microsoft technologies to create the software. We develop our systems’ user interfaces for many of our products using Microsoft tools. Many of our systems have been designed for network operation and many of our software modules have also been developed as objects that can be reused in our other products as needed. In addition, we have designed many of our cardiac monitoring systems to meet emerging industry standards, from reports rendered in PDF or XML format, to the use of Health Level 7 (“HL7”) and Serial Communication Protocol format for communications and ECG waveform data.
     All of our defibrillation products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our STAR biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA. We integrated our core technology, along with other proprietary technology, into our AED and our hospital defibrillation product lines. We license certain components of our core technology to third-parties for integration into other products.
     Manufacturing and Supply
     Our manufacturing process consists primarily of assembly and testing of AEDs, electrocardiograph devices, stress test systems, Holter monitoring systems, rehabilitation telemetry systems, medical treadmills, electrodes, and various other products. During 2007, we performed these manufacturing activities at our Deerfield, Wisconsin facility and, to a lesser extent, at the facilities of our majority owned joint venture operation in Shanghai, China.
     We also rely upon other third-party suppliers to provide us with various materials used in the production and assembly of our devices and systems. We have long-standing supply relationships for essentially all our outsourced product components. We purchase a portion of our products from third parties on an original equipment manufacturer (“OEM”) basis.
     We maintain a comprehensive quality assurance and quality control program that includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control methods. Our quality systems are based on and in compliance with the requirements of ISO 13485:2003 and the applicable U.S. laws and regulations governing medical device manufacturers.
     Our Competition
     The following chart indicates the most significant competitors for each of our major product lines:

Product	Competitors
AEDs	Philips, Medtronic, Zoll Medical, Welch Allyn
Resting ECG systems	General Electric, Philips, Schiller, Welch Allyn
Cardiac stress testing systems	General Electric, Philips, Welch Allyn
Holter monitoring systems	SpaceLabs, General Electric, Philips, Midmark
Cardiac rehabilitation telemetry systems	Life Sensing Instruments, Scott Care
Cardiology data management systems	General Electric, Philips
Traditional (non-AED) defibrillators	Zoll, Medtronic, Philips
     We believe that, depending on the products and situation, our customers consider some or all of the following factors in determining which products to purchase:
•	quality, accuracy, and reliability;

•	reputation of the provider;

•	relative ease of use;

•	depth and breadth of features;

•	quality of customer support;

•	capability to assist in deployment and training;

•	frequency of updates;

•	flexibility to integrate products with other devices and systems from multiple vendors;

•	availability of third-party reimbursement;

•	conformity to standards of care; and

•	price.
     We believe our products compete favorably on these factors. We believe that our Rescue Ready, RHYTHMx, and STAR biphasic technologies set our AEDs apart from the competition. We believe our investment in connected data informatics and corresponding new EMR system alliances will also benefit us. We believe our service capabilities, comprehensive program management services, warranties, service plans, and technical support distinguish us and provide us with a competitive advantage over some of our competitors. However, products and services offered by some of our competitors offer features that may compete favorably on these factors as well. Our markets are highly competitive and competition may intensify. Some competitors enjoy advantages, including greater resources that can be devoted to the development, promotion, and sale of their products; more established sales channels; deeper product development experience; and/or greater name recognition.
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
     All U.S. and foreign third-party reimbursement programs, whether government funded or commercially insured, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouraging healthier lifestyles, and exploring more cost-effective methods of delivering healthcare. These types of programs can potentially limit the amount which healthcare providers may be willing to pay for medical devices.
     Government Regulation
     Our products are medical devices subject to extensive regulation by the FDA, as well as other global regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:
•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling and packaging;

•	product handling, storage, and installation;

•	pre-market clearance or approval;

•	advertising and promotion;

•	product sales, distribution, and servicing; and

•	post-market surveillance.
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
     Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:
•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Post-market surveillance including Medical Device Reporting (MDR), which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
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
     Intellectual Property
     We believe that our intellectual property assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. As of December 31, 2007, we held 106 U.S. and foreign patents, which expire at various times between 2009 and 2024. We also have 19 patent applications pending before U.S. and foreign governmental bodies. We believe that our patents and proprietary technology provide us with a competitive advantage over our competitors. We intend to continue to aggressively defend our inventions and also look for opportunities to license our technology to generate royalty income.
     Our wide range of patents and patent applications cover much of the technology found in our defibrillation products, including our Rescue Ready technology, which features one button operation, pre-connected disposable therapy electrode pads, and self-test capabilities. Other patents relating to our defibrillation products include our proprietary RHYTHMx arrhythmia detection software technology, our STAR biphasic defibrillation waveform technology, and our disposable therapy electrode pads. Our patents also protect many features of our cardiac monitoring products, including filters for ECG signals, monitoring electrodes and methods of interfacing the monitoring electrodes to a patient, and devices and methods for obtaining, analyzing, and presenting certain physiological data. We also have perpetual rights to certain patented technology relating to our medical treadmills. In addition, we have registered or applied to register certain trademarks with domestic and certain foreign trademark authorities.
     Our business also depends in part on licenses to use third parties’ software in our product offerings. We believe that the agreements we have in place with these third parties generally provide for such software at fair market value and that, if any such agreements expire or terminate, we would be able to obtain alternative software at comparable prices.
     Customers
     In the U.S. and abroad, we sell many of our products through distributors and other third party organizations. One of these distributors is located in Japan, Nihon Kohden Corporation, and accounted for 11% of the Company’s revenues in 2007 and 2006.
     Employees
     As of December 31, 2007, we had 578 full time employees plus 7 contract employees, whose positions we expect to become full time during 2008. This combined total of 585 full time positions includes 83 in research and development, 167 in sales and marketing, 75 in technical and support services, 155 in manufacturing and supplies operations, 21 in regulatory affairs and 84 in finance and administration. These employee totals include 23 employees in our majority owned Cardiac Science Shanghai joint venture. In addition, we had approximately 153 part-time employees, most of whom provide training to our customers on an as-needed basis. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.
     Foreign Operations
     Sales to customers located outside the United States were approximately $46.5 million, $37.9 million and $14.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additional financial information is provided in Item 8, Note 3 to the Consolidated Financial Statements, “Segment Reporting.”
     Available Information
     We maintain an Internet site at http://www.cardiacscience.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request. Our web site and the information contained therein or connected thereto are not incorporated by reference into this report. These reports may also be obtained at the SEC’s public reference room at 100 F Street, NE Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Company.

Item 1A. Risk Factors
Our business is subject to intense competition, which may reduce the demand for our products.
     The cardiac monitoring and defibrillation markets are highly competitive, and we expect competition to intensify in the future. Some of our competitors are larger companies, such as General Electric Company, Medtronic Emergency Response Systems, a unit of Medtronic, Inc., and Philips Medical Systems, a unit of Koninklijke Philips Electronics N.V., who may have:
•	greater financial and technical resources;

•	greater variety of products;

•	greater product pricing, discounting and bundling flexibility;

•	patent portfolios that may present an obstacle to our conduct of business;

•	stronger brand recognition and marketing resources; and

•	larger distribution and sales networks.
     In addition, the timing of the introduction of competing products into the market could affect the market acceptance and market share of our products. If we are unable to develop competitive products that obtain market acceptance, our revenues and financial results may suffer. Medtronic, Inc. previously announced its intention to spin off its external defibrillator business, Physio-Control, Inc. (“Physio-Control”), into a separate publicly-traded company. However, Physio-Control announced the suspension of U.S. product shipments in January 2007 due to internal quality control issues. How these continuing developments will affect the competitive landscape in the future is unclear.
We may be unable to increase sales of our cardiac monitoring products and services, which could cause our stock price to decrease.
     Cardiac monitoring products and services are generally a mature and stable market, and sales of our products and services in this market decreased 3.4% for 2007 from the comparable period in 2006. Our ability to revitalize this line of products depends on our restructuring efforts, the development and commercialization of competitive new product and service offerings, and our success in increasing sales and gaining market share from our competitors. If we are unsuccessful in these efforts, our sales revenues from this line of products and services may decrease, our financial results may suffer, and our stock price may decline.
We may be required to implement a costly product recall.
     In the event that any of our products prove to be defective, we can voluntarily recall, or the FDA could require us to redesign or implement a recall of, any of our products. Some of our competitors have voluntarily recalled products in the past. Should we be required to implement any recalls, this could result in substantial costs to us as well as significant adverse publicity to us, which could harm our ability to market our products in the future. The economic impact of a recall could have a material adverse effect on our business, financial condition and results of operations.
We rely significantly on our distributors and strategic selling alliances to generate sales of our products; if we do not maintain our relationships with these parties or they fail to successfully distribute our products, our sales and operating results will likely suffer.
     In the U.S. and abroad, we sell many of our products through distributors, strategic selling alliances and other third party organizations. Generally, we have little or no control over these sales processes, and in many cases our contracts are short-term or may be terminated on little or no notice. If any of our key distributor agreements or selling alliance agreements are cancelled or if we are unable to renew them as they expire, or if our distributors or selling alliances fail to develop relationships with important target customers, our sales and operating results may suffer materially.
Our stock price is volatile, and you may not be able to sell your shares for a profit.
     The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in medical devices and diagnostic cardiology products markets;

•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors, technological innovations, new products or services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of a large number of shares of our common stock;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions;

•	general market conditions: and

•	timing of major competitors return to AED market.
     In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.
We may be unable to maintain profitability, which could result in a decline in our stock price
     We had net income of $8.5 million in 2007 and $49,000 in 2006. Although we expect to remain profitable in 2008, our ability to generate net income will depend on our ability to increase our revenues and contain our expenses. In order to generate additional revenues, we will need to continue developing and offering competitive products and services, maintain our network of distributors and expand our customer base. Also, we will need to contain costs associated with investing in product development and marketing, and protecting our intellectual property. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. If we are unable to maintain profitability in the future, our stock price could decline.
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
     Our quarterly revenues and operating results have varied in the past and our quarterly revenues and operating results may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:
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
     Historically, our quarterly financial results have been often impacted by the receipt of a large number of customer orders in the last weeks of a quarter. If these orders are delayed to the following quarter or canceled, our sales could fall short of our targets and our stock price could decline. Due to the factors summarized above, we believe that period-to-period comparisons of our operating results are not a good indication of future performance and should not be relied upon to predict future operating results.
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
     Our international operations, which accounted for 25.5% of our revenues in 2007, are accompanied by certain financial and other risks. We intend to continue to pursue growth opportunities internationally, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:
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
     The manufacturing, marketing and sale of medical devices exposes us to the risk of warranty claims, product liability claims or product recalls. We are from time to time subject to warranty claims with regard to product performance, which expose us to unexpected repair and replacement costs. In addition, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect to products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims, product recalls or a safety alert relating to one or more of our products. Although we maintain product liability insurance, the coverage may not be adequate or may not be available at affordable rates. Warranty claims, product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.
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
     We manufacture all of our products in one principal manufacturing facility, located in a single building in Deerfield, Wisconsin. Despite precautions taken by us, a natural disaster or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment located in that facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory of product or components located in our facility. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of this insurance coverage, which would impair our financial results.
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
     As of December 31, 2007 we have reserved 4,365,049 shares of common stock for issuance upon the exercise of options that are either outstanding or may be granted under the Company’s stock-based compensation plans. The holders of these instruments may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us. The exercise of these instruments and the sale of the common stock obtained upon exercise would have a dilutive effect on our stockholders and may have a material adverse effect on the market price of our common stock.
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
     In connection with the merger transaction, and at the end of 2004, deferred tax assets were recognized on our balance sheet. The deferred tax assets primarily represent the income tax benefit of net operating loss (“NOL”) and credit carryforwards of Quinton and CSI from prior periods. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized.
     We will evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”) record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL and tax credit carryforwards actually used in future periods and will recognize and record federal and state income tax expense at statutory rates in future periods. If, in the future, we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets which would result in a charge to income tax expense.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2.  Properties
     We lease a facility in Bothell, Washington, which houses our corporate offices and certain of our research and development and customer support services, as well as marketing, finance and administrative functions. This facility occupies approximately 44,000 square feet and is under lease through 2013.
     We also lease a facility in Deerfield, Wisconsin, which houses our manufacturing operations and certain of our research and development, customer support services, marketing, finance and administrative functions. This facility is approximately 100,000 square feet. The lease expires in 2008 with two five-year renewal options.
     We have other facilities under lease in Lake Forest, California, which houses certain of our research and development operations, as well as in other locations such as Manchester, United Kingdom, Shanghai, China, Copenhagen, Denmark and Paris, France.
Item 3. Legal Proceedings
     We are subject to various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Global Market (symbol “CSCX”). The number of shareholders of record of our common stock at March 3, 2008, was 265.
     Quarterly high and low bid quotations for our common stock as quoted on NASDAQ for the periods indicated are set forth in the table below.

	Stock Price
	High	Low
Fiscal 2007
First Quarter	$9.64	$7.40
Second Quarter	11.45	8.93
Third Quarter	11.50	8.55
Fourth Quarter	10.75	7.35
Fiscal 2006
First Quarter	11.20	8.98
Second Quarter	10.08	7.55
Third Quarter	8.59	6.71
Fourth Quarter	8.84	7.19
     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.
Performance Comparison Graph
     The following graph depicts the Company’s total return to shareholders from August 31, 2005 through December 31, 2007, relative to the performance of the NASDAQ Composite Index and the Standard & Poor’s Health Care Equipment Index. All indices shown in the graph have been reset to a base of 100 as of September 1, 2005, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data (1):
Revenues	$182,131	$155,429	$106,650	$89,603	$84,396
Cost of revenues	93,715	82,195	59,794	50,302	51,131

Gross profit	88,416	73,234	46,856	39,301	33,265

Operating Expenses:
Research and development	13,020	11,733	9,353	7,397	8,086
Write-off acquired in-process research and development	—	—	—	—	1,290
Sales and marketing	46,195	39,960	24,957	18,378	17,669
General and administrative	19,176	19,072	14,233	8,348	7,743
Litigation and related expenses	3,808	3,855	893	—	—
Licensing income and litigation settlement	(6,000)	—	—	—	—

Total operating expenses	76,199	74,620	49,436	34,123	34,788

Operating income (loss)	12,217	(1,386)	(2,580)	5,178	(1,523)

Other Income (Expense):
Interest income (expense), net	402	(16)	325	(70)	(212)
Other income (expense), net	799	782	(487)	1,031	(11)

Total other income (expense)	1,201	766	(162)	961	(223)

Income (loss) before income tax benefit (expense) and minority interests	13,418	(620)	(2,742)	6,139	(1,746)
Income tax benefit (expense)	(4,924)	615	1,473	8,890	(62)

Income (loss) before minority interests	8,494	(5)	(1,269)	15,029	(1,808)
Minority interests	(4)	54	31	39	25

Net income (loss)	$8,490	$49	$(1,238)	$15,068	$(1,783)

Basic income (loss) per share (2)	$0.37	$0.00	$(0.08)	$1.47	$(0.19)
Diluted income (loss) per share (2)	$0.37	$0.00	$(0.08)	$1.39	$(0.19)
Shares used in computing basic income (loss) per share (2)	22,697,113	22,502,040	14,695,261	10,236,838	9,376,205
Shares used in computing diluted income (loss) per share (2)	23,197,911	22,555,326	14,695,261	10,814,680	9,376,205

Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$13,348	$8,764	$(850)	$6,259	$173

Cash flows used in investing activities	$(3,788)	$(3,307)	$(18,053)	$(41)	$(19,597)

Cash flows provided by financing activities	$780	$816	$547	$15,499	$227

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$20,159	$9,819	$3,546	$21,902	$185
Total assets	262,671	247,645	248,557	77,175	48,317
Current liabilities	35,219	31,294	33,832	18,682	20,807
Long-term liabilities	54	679	1,806	—	1,180
Total shareholders’ equity	227,271	215,597	212,791	58,334	26,132

(1)	The business combination of Quinton and CSI in September 2005 materially affects the comparability of information contained in this table (See Item 8, Note 2 to the Consolidated Financial Statements).

(2)	Shares prior to September 1, 2005 have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share. See Item 8, Note 1 to the Consolidated Financial Statements for a reconciliation of the denominators used in computing basic and diluted loss per share for 2007, 2006 and 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Annual Report on Form 10-K are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to various uncertainties. The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that disclose and describe the risks and factors that may affect our business, prospects and results of operations. The terms “the Company,” “us,” “we” and “our” refer to Cardiac Science Corporation and our majority-owned subsidiaries.
Business Overview
     We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AEDs), electrocardiograph systems (ECGs), stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. We distribute our products in more than 100 countries worldwide, with operations in North America, Europe, and Asia.
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
     Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with acquisitions of our medical treadmill product line, Burdick and CSI. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products, which include our product service business, and the Cardiac Science Shanghai joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
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
     We performed a test for goodwill impairment at November 30, 2007 in accordance with our policy for performing this test annually. We did not record an impairment charge as a result of the analysis.
     Intangible Assets. Our intangible assets are comprised primarily of trade names, developed technology, patent rights and customer relationships, all of which were acquired in our acquisition of Burdick in 2003, the merger transaction with CSI in 2005 and the cross-licensing agreement with Koninklijke Philips Electronics N.V. (“Philips”) in 2007. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.

     We believe the Burdick and Cardiac Science trade names have indefinite lives and, accordingly, we do not amortize the trade names. We evaluate this conclusion annually or more frequently if events and circumstances indicate that the asset might be impaired and make a judgment about whether there are factors that would limit our ability to benefit from the trade name in the future. If there were such factors, we would start amortizing the trade name over the expected remaining period in which we believed it would continue to provide benefit. With respect to our developed technology, customer relationship and patent rights, we also evaluate the remaining useful lives annually.
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
     Licensing Income and Litigation Settlement. During the second quarter of fiscal 2007, we entered into a settlement agreement Philips pursuant to which the parties agreed to dismiss all pending claims between the parties in consideration for cross-licenses of certain patents between the parties and a $1.0 million payment from us to Philips. The transaction was valued in accordance with Accounting Principals Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB 29”), as amended by SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29,” (“SFAS 153”). The fair value of the intangible assets acquired of $7.0 million and royalty income received of $5.5 million was measured based upon estimated future royalty streams that would have been due to both parties for the use of their patents. This fair value was then limited to the net present value of the payment streams. We also recorded a gain on the transaction of $0.5 million, included in Licensing Income and Litigation Settlement, because the fair value of the intangible assets received in the transaction was estimated to exceed the fair value of the intangible assets given up and, in our case, the cash paid. The intangible assets’ value will be amortized to income based upon the remaining economic life of the patents of 13 years, which will approximate $0.5 million annually.
     Software Revenue Recognition. We account for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the service period. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements could materially impact the amount of earned and unearned revenue.
     With respect to arrangements where software is considered more than incidental to the product, the vendor specific objective evidence of fair value for undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided (based on vendor specific objective evidence of fair value). When significant implementation activities are required, we recognize revenue from software and services upon installation. We occasionally sell software and hardware upgrades on a stand alone basis.
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
  Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We will adopt the new requirements beginning in the first quarter of 2008. We do not anticipate that this Statement will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for us on January 1, 2008. We have not yet determined if we will elect to apply any of the provisions of SFAS 159, but the adoption of SFAS 159 is not expected to have a material impact, if any, on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. We are required to and plan to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. We are currently assessing the impact of the adoption of SFAS 141R. The impact will depend upon the acquisitions, if any, we consummate after the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 160 will have on our financial position or results of operations upon adoption.
     In December 2007, the SEC issued SEC Staff Accounting Bulletin No. 110 “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. Prior to SAB 110, SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) stated that the “simplified” method was only available for grants made up to December 31, 2007. SAB 110 is effective for financial statements issued for fiscal years beginning after December 31, 2007, and all interim periods within those fiscal years. Our policy for 2008 will be to continue using the “simplified” method.

Results of Operations
Overview of 2007 Results
     Revenues for 2007 were $182.1 million, with net income of $8.5 million. During the year we:
•	Posted record revenue of $182.1 million, representing 17% growth over 2006

•	Restructured the US cardiac monitoring sales team to take advantage of revenue opportunities in that market

•	Released a new hospital defibrillator in the fourth quarter, marking the beginning of a long-term strategic selling alliance with GE Medical to distribute these products worldwide

•	Introduced new and updated products, including a new cardiac rehabilitation system, an updated electrocardiograph platform, increased connectivity options for stress systems and new non-English language versions of a number of products

•	Announced the creation of Nevada Project Heartbeat, the first statewide public access defibrillation program in the U.S.

•	Renewed its partnership with San Diego Project Heartbeat, where we remain the preferred AED supplier for their leading-edge public access defibrillation program

•	Expanded global AED distribution, particularly in North America, and achieved significant market share increases

•	Received the Award for Global Excellence in ECG Monitoring from Frost and Sullivan

•	Settled three intellectual property-related lawsuits, eliminating substantial expense, uncertainty and management distraction, and

•	Attained record profit and operating cash flow
Looking Forward
     We expect continued growth in AED revenues, both domestically and overseas in 2008. However, we do not expect growth at the same level as 2007. We expect to see meaningful revenue from the GE hospital defibrillator, which was released in late 2007. We expect our cardiac monitoring line to continue to improve with modest growth over time. We expect increased service revenue and related gross profit to increase in the foreseeable future. There are a number of factors that may affect revenue growth in future periods. These factors include GE’s level of success in selling our new hospital defibrillator, the results of our continued effort to revitalize our cardiac monitoring line and our ability to continue to capture share of the international AED market as it rapidly evolves.
     We expect continued growth in gross profit as our revenues increase in upcoming quarters. However, a number of factors will affect our gross margins in the foreseeable future and our gross margins may fluctuate from period to period and over time. Factors that may cause changes in our gross margins from period to period include, but are not limited to, sales volume, product pricing, the mix of sales through our different distribution channels, the timing of the impact of planned productivity increases and cost reductions, and the success of growing sales related to the GE hospital defibrillator.
     As revenues increase, we expect our operating expenses to increase, though at a slower rate than our overall revenue rate. We are devoting substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. In addition, we intend to expand our sales and marketing activities both domestically and internationally in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as revenue increases and we expand our sales efforts in both domestic and international locations, hire additional marketing personnel and initiate additional marketing programs. Finally, we expect general and administrative expenses to increase slightly in the future as we continue to develop our corporate infrastructure in support of the growth of our business. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.

     Revenues
     We derive our revenues primarily from the sale of our non-invasive cardiology products and related consumables, and to a lesser extent, from services related to these products, including training. We categorize our revenues as (1) defibrillation products, which includes our AEDs, hospital defibrillators and related accessories; (2) cardiac monitoring products, which includes capital equipment, software products and related accessories and supplies; and (3) service, which includes service contracts, CPR/AED training services, AED program management services, equipment maintenance and repair, replacement part sales and other services. We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.
     Revenues for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2007	2006 to 2007	2006	2005 to 2006	2005
Defibrillation products	$97,382	44.5%	$67,414	251.4%	$19,182
% of revenue	53.5%		43.4%		18.0%
Cardiac monitoring products	68,624	(3.4%)	71,016	(4.4%)	74,278
% of revenue	37.7%		45.7%		69.6%
Service	16,125	(5.1%)	16,999	28.9%	13,190
% of revenue	8.9%		10.9%		12.4%

Total revenues	$182,131	17.2%	$155,429	45.7%	$106,650

     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Defibrillation products revenue increased significantly for 2007 from the comparable period in 2006 due to higher sales both internationally and domestically, as we continue to leverage our public access programs in various municipalities and schools, increase our national accounts sales, expand through distribution and take advantage of competitive opportunities in the market. Domestic defibrillation sales increased by 60% and international sales grew by 28%.
          Cardiac monitoring products revenue decreased by 3.4% for 2007 from the comparable period in 2006, although revenue for the three months ended December 31, 2007 increased by 16.5%. The decrease in our cardiac monitoring revenue is due primarily to increased competition in cardiology equipment and supplies.
          Service revenue decreased for 2007 from the comparable period in 2006 due primarily to the discontinuation in the second quarter of 2006 of certain non-core service contracts acquired in the merger transaction and to a lesser degree to a reduction of product support in some areas, which was done in order to stimulate sales of new products.
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
          Defibrillation products revenue increased for 2006 from the comparable period in 2005 due mostly to the addition of defibrillation products revenue through the merger transaction on September 1, 2005. Defibrillation product revenue increased by approximately 32% over pro forma revenue for the same period in 2005 giving effect to the merger transaction as if the two companies had been combined for the entire period, driven by higher sales both internationally and domestically.
          Cardiac monitoring products revenue decreased by 4% for 2006 from the comparable period in 2005. This decrease was caused primarily by increased competition and delays in some of our product launches.
          Service revenue increased for 2006 compared to 2005 due primarily to the addition of defibrillation-related service revenue acquired in the merger transaction.

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
     Gross profit for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year ended		Year ended		Year ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2007	2006 to 2007	2006	2005 to 2006	2005
Defibrillation products	$52,664	45.5%	$36,183	431.5%	$6,808
% of defibrillation products revenue	54.1%		53.7%		35.5%
Cardiac monitoring products	32,000	(1.2%)	32,390	(8.6%)	35,457
% of cardiac monitoring products revenue	46.6%		45.6%		47.7%
Service	3,752	(19.5%)	4,661	1.5%	4,591
% of service revenue	23.3%		27.4%		34.8%

Total gross profit	$88,416	20.7%	$73,234	56.3%	$46,856

% of total revenue	48.5%		47.1%		43.9%
     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Gross profit from products increased for 2007 from the comparable period in 2006 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products, and from cost savings and productivity increases that resulted from planned improvements in our manufacturing processes.
          Gross profit from service decreased for 2007 from the comparable period in 2006 due principally to lower revenues on service contracts that were acquired in the merger transaction. These contracts expired in the first half of 2006.
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
          Gross profit from products increased for 2006 from the comparable period in 2005 principally due to the contribution of higher gross profit on sales of AEDs after the merger transaction in September 2005. Increased sales of higher margin cardiac monitoring products in 2006 plus product mix changes and productivity improvements in our cardiac monitoring line contributed to higher gross profit as a percent of revenue from products as compared to 2005.
          Gross profit from service increased slightly for 2006 compared to 2005 due principally to the addition of gross profit from defibrillation service revenue, partially offset by the lower gross margins on cardiac monitoring service contracts in 2006 resulting from increased costs. Gross margin on service declined significantly from 2005 to 2006 due mostly to changes in cost structure resulting from the merger transaction.
     Operating Expenses
          Operating expenses include expenses related to research and development, sales, marketing and other general and administrative expenses required to run our business, including stock-based compensation.
          Research and development expenses consist primarily of salaries and related expenses for development and engineering personnel, fees paid to consultants, and prototype costs related to the design, development, testing and enhancement of products. Several components of our research and development activities require significant funding, the timing of which can cause significant quarterly variability in our expenses.
          Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, marketing and sales support functions as well as costs associated with corporate and product branding, promotional and other marketing activities.
          General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as professional fees, legal fees, excluding fees associated with significant litigation matters, and other corporate expenses.
          Litigation and related expenses include settlement costs and legal fees related primarily to three cases which were settled in the first half of 2007.
          Licensing income and litigation settlement consists of non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. See Note 1 to the Consolidated Financial Statements in Item 8 of this report for further discussion.
          Operating expenses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2007	2006 to 2007	2006	2005 to 2006	2005
Research and development (including stock-based compensation expense of $299, $321 and $0)	$13,020	11.0%	$11,733	25.4%	$9,353
% of total revenue	7.1%		7.5%		8.8%

Sales and marketing (including stock-based compensation expense of $795, $723 and $0)	46,195	15.6%	39,960	60.1%	24,957
% of total revenue	25.4%		25.7%		23.4%

General and administrative (including stock-based compensation expense of $807, $650 and $58)	19,176	0.5%	19,072	34.0%	14,233
% of total revenue	10.5%		12.3%		13.3%

Litigation and related expenses	3,808	(1.2%)	3,855	331.7%	893
% of total revenue	2.1%		2.5%		0.8%

Licensing income and litigation settlement	(6,000)	n/m	—	0.0%	—
% of total revenue	(3.3%)		0.0%		0.0%

Total operating expenses	$76,199	2.1%	$74,620	50.9%	$49,436

% of total revenue	41.8%		48.0%		46.4%
     Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          The increase in research and development expenses for 2007 compared to 2006 was due primarily to labor and outside developer costs related to development of new versions of certain of our products.
          The increase in sales and marketing expenses for 2007 compared to 2006 was due primarily to higher commissions related to increased sales of domestic defibrillation products, which increased approximately 60% from the comparable period in 2006. The increase for 2007 was also due to higher staffing levels to promote growth and increased investments in marketing programs and activities to facilitate future growth, including corporate and product branding.
          The increase in general and administrative expenses for 2007 compared to 2006 was due primarily to increased costs for tax services related to various projects as well as higher sales and use tax expenses.

          Litigation and related expenses for 2007 totaled $3.8 million which were comprised of settlement costs and legal fees related primarily to three cases which were settled between April and July. Spending on these same cases for 2006 amounted to $3.9 million.
          Licensing income and litigation settlement for 2007 included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million.
     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
          The increase in research and development expenses for 2006 compared to 2005 was due primarily to additional research and development expenses relating to our defibrillation products and recognition of stock-based compensation expense in 2006. The increase in research and development expenses was net of cost reductions that were realized after the merger transaction.
          The increase in sales and marketing expenses for 2006 compared to 2005 was due primarily to higher costs associated with the merger transaction, including addition of the defibrillation sales force in September 2005, increased marketing costs associated with our defibrillation products and investments in marketing programs to facilitate future growth. To a lesser extent, the increase was also due to recognition of stock-based compensation expense in 2006.
          The increase in general and administrative expenses for 2006 compared to 2005 was due primarily to increases in amortization expense related to intangible assets acquired in the merger transaction, increases in legal expenses of $3.9 million, mostly related to our patent litigation, additional infrastructure relating to the former CSI business and recognition of stock-based compensation expense in 2006.
     Other Income and Expense
          Other income for 2007 consisted primarily of income from sub-lease agreements at facilities acquired as part of the merger transaction, royalty income, and foreign currency transaction gains. Interest income was $0.5 million in 2007 compared to $0.2 million in 2006 due primarily to increased average cash balances during 2007.
          Other income for 2006 consisted primarily of income of $0.2 million related to the release of a liability to the city of Deerfield, Wisconsin (the location of our manufacturing facilities) and $0.2 million received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period. The increase in other income relating to the release of the liability in Deerfield, Wisconsin and foreign currency transaction gains offset a decrease in interest income earned on cash balances which were less, on average, in 2006 than for 2005.
          The primary components of other expense in 2005 were $0.4 million received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period, offset by a loss of $0.9 million resulting from the write-down of our investment in an unconsolidated minority equity investment (ScImage) in the fourth quarter of 2005.
     Income Taxes
          During 2007 we recorded tax expense of $4.9 million compared to a tax benefit of $0.6 million 2006. Our worldwide effective tax rate for 2007 was 37%, compared to a worldwide effective tax rate benefit of 99% for the same period in the prior year. The worldwide effective tax rate benefit in 2006 resulted primarily from the reinstatement of federal and state research and development credits resulting in a disproportionately high tax benefit relative to our 2006 pretax loss.

     Liquidity and Capital Resources
          Cash flows for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
(dollars in thousands)	2007	2006 to 2007	2006	2005 to 2006	2005
Cash flow provided by (used in) operating activities	$13,348	52.3%	$8,764	1131.1%	$(850)

Cash flow used in investing activities	(3,788)	(14.5%)	(3,307)	81.7%	(18,053)

Cash flow provided by financing activities	780	(4.4%)	816	49.2%	547

Total change in cash	$10,340	64.8%	$6,273	134.2%	$(18,356)

          Cash flows provided by operating activities of $13.3 million for 2007 resulted from our net income of $8.5 million plus net non-cash items included in net income of $7.5 million, reduced by a net increase in working capital of $2.7 million. Cash flows provided by operating activities of $13.3 million increased $4.5 million in 2007 compared to cash flows provided by operating activities of $8.8 million in 2006 due primarily to the improvement in our net income. Cash flows provided by operating activities of $8.8 million in 2006 increased $9.7 million compared to cash flows used in operating activities of $0.9 million in 2005 due primarily to the improvement in our net income plus the fact that net income in 2006 included higher non-cash charges than in 2005.
          Net cash flows used in investing activities in 2007 consisted of payments for capital expenditures of $2.0 million, purchases of short-term investments of $1.2 million, payments of acquisition related costs associated with the merger transaction of $1.0 million, and payment of $1.0 million in consideration of certain patent rights received as part of the Philips settlement agreement. These investing outflows were partially offset by proceeds from maturities of short-term investments of $1.4 million. Net cash flows used in investing activities in 2006 consisted of payments for capital expenditures of $1.2 million and purchases of short-term investments of $0.8 million, partially offset by proceeds from maturities of short-term investments of $0.3 million and collection of a note receivable related to a royalty agreement acquired in connection with the merger transaction of $0.2 million. In addition, net cash flows used in investing activities in 2006 included payments of acquisition costs related to the merger transaction of $1.7 million.
          Net cash flows provided by financing activities for 2007 and 2006 consisted of proceeds from exercises of stock options and issuances of common stock under our Employment Stock Purchase Plan (“ESPP”) less minimum tax withholdings on restricted stock awards remitted to taxing authorities.
          As of December 31, 2007, our cash and cash equivalents totaled $20.2 million and we had short-term investments of $0.4 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
          We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At December 31, 2007, we did not have any borrowings under this line of credit.
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

    Contractual Obligations
     The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2007 (amounts in thousands):

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases	$7,196	$2,685	$1,892	$1,539	$1,080
Purchase obligations	47,409	47,409	—	—	—

Total contractual obligations	$54,605	$50,094	$1,892	$1,539	$1,080

     Purchase obligations consist of outstanding purchase orders issued in the normal course of business.
     At December 31, 2007 we had performance bonds of $0.2 million outstanding which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
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

Item 8. Financial Statements and Supplementary Data
CARDIAC SCIENCE CORPORATION
AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as of December 31, 2007 in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Cardiac Science Corporation:
We have audited the accompanying consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. We also have audited Cardiac Science Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardiac Science Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Cardiac Science Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 1 to the consolidated financial statements, the Company changed its accounting for share-based payments to employees as required by Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.
/s/ KPMG LLP
Seattle, Washington
March 17, 2008

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands)	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,159	$9,819
Short-term investments	350	547
Accounts receivable, net of allowance for doubtful accounts of $500 and $907, respectively	29,439	26,971
Inventories	21,794	17,617
Deferred income taxes, net	9,558	3,902
Prepaid expenses and other current assets	2,509	2,121

Total current assets	83,809	60,977
Other assets	125	209
Machinery and equipment, net of accumulated depreciation of $13,065 and $10,245, respectively	5,056	5,956
Deferred income taxes, net	30,288	40,525
Intangible assets, net of accumulated amortization of $9,927 and $6,111, respectively	35,053	31,869
Investments in unconsolidated entities	727	496
Goodwill	107,613	107,613

Total assets	$262,671	$247,645

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,792	$11,761
Accrued liabilities	11,075	9,890
Warranty liability	3,211	2,532
Deferred revenue	8,141	7,111

Total current liabilities	35,219	31,294
Other liabilities	54	679

Total liabilities	35,273	31,973
Minority interests	127	75
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of December 31, 2007 and 2006, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,781,648 and 22,598,014 shares issued and outstanding at December 31, 2007 and 2006, respectively	224,250	221,213
Accumulated other comprehensive income	167	20
Retained earnings (deficit)	2,854	(5,636)

Total shareholders’ equity	227,271	215,597

Total liabilities and shareholders’ equity	$262,671	$247,645

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except share and per share data)	2007	2006	2005
Revenues:
Products	$166,006	$138,430	$93,460
Service	16,125	16,999	13,190

Total revenues	182,131	155,429	106,650

Cost of Revenues:
Products	81,342	69,857	51,195
Service	12,373	12,338	8,599

Total cost of revenues	93,715	82,195	59,794

Gross profit	88,416	73,234	46,856

Operating Expenses:
Research and development	13,020	11,733	9,353
Sales and marketing	46,195	39,960	24,957
General and administrative	19,176	19,072	14,233
Litigation and related expenses	3,808	3,855	893
Licensing income and litigation settlement	(6,000)	—	—

Total operating expenses	76,199	74,620	49,436

Operating income (loss)	12,217	(1,386)	(2,580)

Other Income (Expense):
Interest income	479	242	455
Interest expense	(77)	(258)	(130)
Other income (expense), net	799	782	(487)

Total other income (expense)	1,201	766	(162)

Income (loss) before income tax benefit (expense) and minority interests	13,418	(620)	(2,742)
Income tax benefit (expense)	(4,924)	615	1,473

Income (loss) before minority interests	8,494	(5)	(1,269)
Minority interests	(4)	54	31

Net income (loss)	$8,490	$49	$(1,238)

Net income (loss) per share — basic	$0.37	$0.00	$(0.08)
Net income (loss) per share — diluted	$0.37	$0.00	$(0.08)
Weighted average shares outstanding — basic	22,697,113	22,502,040	14,695,261
Weighted average shares outstanding — diluted	23,197,911	22,555,326	14,695,261
The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
			Deferred	Other	Retained
	Common Stock		Stock-based	Comprehensive	Earnings
	Amount	Shares	Compensation	Income	(Deficit)	Total
(in thousands, except share amounts)
Balance, December 31, 2004	$62,656	10,850,031	$(33)	$22	$(4,311)	$58,334
Issuance of common stock in connection with the merger of CSI, net of issuance costs	154,885	11,467,753	—	—	—	154,885
Issuance of common stock upon exercise of stock options	181	33,146	—	—	—	181
Amortization of deferred stock compensation	—	—	33	—	—	33
Proceeds from issuance of stock under employee stock purchase plan	538	59,387	—	—	—	538
Stock awards	25	463	—	—	—	25
Tax benefit recognized for stock options	50	—	—	—	—	50
Fractional shares refunded in stock split	—	(436)	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	(1,238)	(1,238)
Unrealized loss on available-for-sale securities, net of income tax effect of $8	—	—	—	(13)	—	(13)
Reclassification adjustment for gain recognized in net income, net of income tax effect of $6	—	—	—	(9)	—	(9)
Foreign currency translation adjustments, net of income tax effect of $2	—	—	—	5	—	5
Total comprehensive loss						(1,255)

Balance, December 31, 2005	218,335	22,410,344	—	5	(5,549)	212,791
Cumulative effect of adjustment resulting from the adoption of SAB No. 108, net of tax	—	—	—	—	(136)	(136)
Issuance of common stock upon exercise of stock options	232	79,012	—	—	—	232
Stock-based compensation	2,062	—	—	—	—	2,062
Proceeds from issuance of stock under employee stock purchase plan	665	92,199	—	—	—	665
Stock awards	—	23,516	—	—	—	—
Minimum tax withholding on stock awards	(81)	(7,057)	—	—	—	(81)
Comprehensive income:
Net income	—	—	—	—	49	49
Unrealized gain on available-for-sale securities, net of income tax effect of $12	—	—	—	20	—	20
Foreign currency translation adjustments, net of income tax effect of $2	—	—	—	(5)	—	(5)
Total comprehensive income						64

Balance, December 31, 2006	221,213	22,598,014	—	20	(5,636)	215,597
Issuance of common stock upon exercise of stock options	368	73,693	—	—	—	368
Stock-based compensation	2,257	—	—	—	—	2,257
Proceeds from issuance of stock under employee stock purchase plan	553	80,078	—	—	—	553
Stock awards	—	43,927	—	—	—	—
Minimum tax withholding on stock awards	(141)	(14,064)	—	—	—	(141)
Comprehensive income:
Net income	—	—	—	—	8,490	8,490
Unrealized gain on available-for-sale securities, net of income tax effect of $87	—	—	—	147	—	147
Total comprehensive income						8,637

Balance, December 31, 2007	$224,250	22,781,648	$—	$167	$2,854	$227,271

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2007	2006	2005
Operating Activities:
Net income (loss)	$8,490	$49	$(1,238)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Licensing income and litigation settlement	(6,000)	—	—
Depreciation and amortization	6,746	6,261	3,212
Deferred income taxes	4,494	(781)	(1,565)
Stock-based compensation	2,233	2,028	58
Minority interest	55	(54)	(31)
Gain on sale of marketable equity securities	—	—	(15)
(Gain) loss on disposal of machinery and equipment	(16)	58	6
Loss on disposal of technology	—	—	270
Loss in value of investment in unconsolidated entity	—	—	916
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(2,468)	(1,189)	(5,034)
Inventories	(4,153)	2,956	2,334
Prepaid expenses and other assets	(304)	1,189	(118)
Accounts payable	1,031	411	(2,742)
Accrued liabilities	1,531	(1,604)	1,055
Warranty liability	679	(95)	(208)
Deferred revenue	1,030	(465)	2,250

Net cash flows provided by (used in) operating activities	13,348	8,764	(850)

Investing Activities:
Purchases of short-term investments	(1,240)	(839)	—
Maturities of short-term investments	1,437	292	—
Purchase of patents as part of litigation settlement	(1,000)	—	—
Purchases of machinery and equipment	(2,014)	(1,249)	(1,187)
Payments related to the purchase of Cardiac Science, Inc.	(971)	(1,749)	(17,491)
Proceeds from sales of marketable equity securities	—	—	625
Proceeds from collection of note	—	238	—

Net cash flows used in investing activities	(3,788)	(3,307)	(18,053)

Financing Activities:
Proceeds from issuance of stock, net of issuance costs	—	—	(172)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	921	897	719
Minimum tax withholding on stock awards	(141)	(81)	—

Net cash flows provided by financing activities	780	816	547

Net change in cash and cash equivalents	10,340	6,273	(18,356)
Cash and cash equivalents, beginning of period	9,819	3,546	21,902

Cash and cash equivalents, end of period	$20,159	$9,819	$3,546

Supplemental disclosures of cash flow information:
Cash paid for income taxes	338	$204	$251
Cash paid for interest	25	54	34

Supplemental disclosures of noncash investing and financing activities:
Intangible assets acquired in licensing income and litigation settlement	$6,000	$—	$—
Shares issued in connection with purchase of Cardiac Science, Inc.	—	—	155,057
The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
  Organization and Description of Business
     Cardiac Science Corporation (“the Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AEDs), electrocardiograph systems (ECGs), stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. Cardiac Science, the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands, is headquartered in Bothell, Washington. The Company distributes its products in more than 100 countries worldwide, with operations in North America, Europe, and Asia.
     The Company was incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”), referred to as the “merger transaction.” The merger transaction was consummated on September 1, 2005, at which time the Company’s name was changed to Cardiac Science Corporation. In connection with the merger transaction, the outstanding shares of common stock of Quinton and CSI were cancelled and stockholders of Quinton and CSI were issued common stock of the Company in consideration of their shares of Quinton and CSI common stock. Cardiac Science Corporation, its direct and indirect wholly-owned subsidiaries Quinton Cardiology, Inc., Cardiac Science Operating Company, Cardiac Science International A/S, Cardiac Science Holdings (UK) Ltd. and its majority owned indirect subsidiaries Cardiac Science Medical Device (Shanghai) Co., Ltd., (“Cardiac Science Shanghai”) formerly known as Shanghai Quinton Medical Device Co., Ltd. (“Shanghai-Quinton”), and Cardiac Science France SAS are collectively referred to herein as the Company.
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
  Basis of Presentation
     The accompanying consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint ventures. All intercompany accounts and transactions have been eliminated.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Short-term Investments
     The Company’s short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At December 31, 2007 and 2006 short-term investments consisted of investment grade commercial paper and U.S. government and agencies’ discount notes maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income, net of tax. Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense. There have been no other-than-temporary declines in the securities.
     Short-term investments totaled $350,000 at December 31, 2007 and $547,000 at December 31, 2006. There were no significant realized gains or losses on the sale of short-term investments during the years ended December 31, 2007 and 2006. Gross unrealized gains and losses at December 31, 2007 and 2006 were not significant.
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
  Machinery and Equipment
     Machinery and equipment are stated at cost. Machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 2 to 14 years. Leasehold improvements are capitalized and amortized over the shorter of the estimated useful lives or the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal, the cost and accumulated depreciation of machinery and equipment are reduced and any gain or loss is recorded.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), intangible assets with indeterminate lives are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Other intangible assets with finite lives are subject to amortization, and any impairment is determined in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).
     The Company’s intangible assets are comprised primarily of the Burdick and Cardiac Science trade names, developed technology, patent rights and customer relationships, all of which were acquired in the Company’s acquisitions of Burdick in 2003, the merger transaction with CSI in 2005 and the Philips cross-licensing agreement in 2007. Management uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick and Cardiac Science trade names have indefinite lives, and accordingly, values of the trade names are not amortized. The useful lives of developed technologies were based on the estimated remaining economic lives of the related products. The useful lives of the patent rights were based on the estimated remaining economic life of the patents. The useful lives of customer relationships were based on expected turnover experience, among other factors. The Company evaluates the remaining useful lives of amortizable intangibles annually.
     The Company periodically re-evaluates its conclusion that the trade names have indefinite lives and makes a judgment about whether there are factors that would limit the ability to benefit from the trade names in the future. If there were such factors, the Company would amortize the value of the trade names. Management annually reviews trade name intangible assets for impairment by comparing the fair value of the asset to its carrying value. The Company uses judgment to estimate the fair value of trade names. The judgment about fair value is based on expectations of future cash flows and an appropriate discount rate. The Company evaluates the remaining useful lives of the developed technology, patent rights and customer relationship intangible assets annually.
  Goodwill
     Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with Quinton’s acquisitions of a medical treadmill manufacturing line in 2002 and Spacelabs Burdick, Inc. (“Burdick”) in 2003 and in connection with the merger transaction between Quinton and CSI in September 2005. In accordance with SFAS 142 goodwill is not being amortized and the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has two reporting units, consisting of general cardiology products, which includes the product service business, and the Cardiac Science Shanghai joint venture, both of which operate in the cardiology market and have similar economic and operating characteristics.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  Restructuring Costs
     The Company’s merger transaction with CSI included excess facilities and redundant employee positions. In 2005 the Company recorded an estimated restructuring accrual of $4,411,000 in connection with the merger transaction. Determining the necessary restructuring accrual required the Company to estimate future sublease income for the vacated excess facilities acquired.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     With respect to arrangements where software is considered more than incidental to the product, the vendor specific objective evidence of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided (based on vendor specific objective evidence of fair value). When significant implementation activities are required, the Company recognizes revenue from software and services upon installation. The Company sells software and hardware upgrades on a stand alone basis.
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
     Freight charges billed to customers and included in revenue were approximately $2,306,000, $2,237,000 and $1,667,000 in 2007, 2006 and 2005, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.
     The Company accounts for the licensing of software in accordance with SOP 97-2, as amended by SOP 98-9. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers may receive certain elements of the Company’s products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the service period. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
could materially impact the amount of earned and unearned revenue.
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
  Export Sales
     For the years ended December 31, 2007, 2006 and 2005, export sales were 26%, 24% and 13%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company did not incur significant foreign currency transaction gains or losses.
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
     The functional currency of the Company’s Cardiac Science Shanghai and France joint ventures is the local currency. Thus, assets and liabilities are translated to U.S. dollars at exchange rates in effect at period end. Translation adjustments are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not significant in any period.
  Advertising Costs
     The cost of advertising is expensed as incurred. During the years ended December 31, 2007, 2006 and 2005, the Company incurred advertising expenses of $1,327,000, $996,000 and $465,000, respectively.
  Warranty
     The Company provides warranty service covering many of the products and systems it sells. Estimated future costs of providing warranty service, which relate principally to the hardware components of the systems, are provided when the systems are sold. Estimated future costs are based on warranty claims history and other relevant information.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Comprehensive Income
     The Company computes comprehensive income in accordance with SFAS No. 130 “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.
     For the Company, components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects.
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
  Stock-Based Compensation
     Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under the Company’s stock purchase plans were within statutory limits, no compensation expense was recognized for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.
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
  Net Income (Loss) Per Share
     In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS 128”), basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the ESPP using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.
          The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except share data)	2007	2006	2005
Numerator:
Net income (loss)	$8,490	$49	$(1,238)

Denominator:
Weighted average shares for basic calculation	22,697,113	22,502,040	14,695,261
Incremental shares from employee stock options, non-vested stock awards and ESPP	500,798	53,286	—

Weighted average shares for diluted calculation	23,197,911	22,555,326	14,695,261

          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted income (loss) per share:

	Year ended December 31,
	2007	2006	2005
Antidilutive shares issuable upon exercise of stock options	2,459,875	2,296,587	3,339,624
Antidilutive shares issuable upon exercise of warrants	288,984	330,834	330,909
Antidilutive shares related to non-vested stock awards and ESPP	194,904	—	—

Total	2,943,763	2,627,421	3,670,533

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
  Litigation and Related Expenses
     Litigation and related expenses included settlement costs and legal fees related primarily to three cases which were settled between April 2007 and July 2007, including the case with Philips. These expenses were included in general and administrative expenses in previous periods and have been reclassified to their own line item.
     On April 30, 2007, the Company entered into a Settlement Agreement and Mutual Release (“Agreement”) with the Institute of Applied Management and Law, Inc. (“IAML”) in connection with the Company’s previously

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
disclosed arbitration against CSI for alleged failure to perform on a marketing agreement. The Agreement was a complete and final resolution and settlement of respective differences, positions and claims. As consideration for the Agreement, the Company paid IAML $500,000, which has been included as part of litigation and related expenses in 2007.
     On July 26, 2007, the Company entered into a settlement agreement with William S. Parker (“Parker”) in connection with the Company’s previously disclosed patent litigation, providing for a full release of the Company from all claims made in the lawsuit. Costs relating to this settlement were included as part of litigation and related expenses in 2007.
  Customer and Vendor Concentrations
     The following table summarizes the customers accounting for 10% or more of our total revenues:

	Year ended December 31,
Customer	2007	2006	2005
Customer 1	11%	11%	*
Customer 2	*	*	13%

*	Did not exceed 10%.
     The following table summarizes the vendors accounting for 10% or more of our purchases:

	Year ended December 31,
Vendor	2007	2006	2005
Vendor 1	16%	12%	*
Vendor 2	*	10%	17%

*	Did not exceed 10%.
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
  Reclassifications
     Certain reclassifications of prior period amounts have been made for consistent presentation with the current period. These reclassifications had no impact on net income (loss) or shareholders’ equity as previously reported.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company will adopt the new requirements beginning in the first quarter of 2008. The Company does not anticipate that this Statement will have a material impact on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for the Company on January 1, 2008. The Company has not yet determined if it will elect to apply any of the provisions of SFAS 159, but the adoption of SFAS 159 is not expected to have a material impact, if any, on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The Company is currently assessing the impact of the adoption of SFAS 141R. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 160 will have on its financial position or results of operations upon adoption.
     In December 2007, the SEC issued SEC Staff Accounting Bulletin No. 110 “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123R. Prior to SAB 110, SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) stated that the “simplified” method was only available for grants made up to December 31, 2007. SAB 110 is effective for financial statements issued for fiscal years beginning after December 31, 2007, and all interim periods within those fiscal years. The Company’s policy for 2008 will be to continue using the “simplified” method.
2. Acquisition of Cardiac Science, Inc.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intangible and certain tangible assets acquired. The work performed by valuation specialists has been considered in management’s estimates of fair values.
          As a result of the merger transaction, there has been an ownership change within the meaning of Sections 382 and 383 of the Internal Revenue Code. As a result of such ownership change, the amount of taxable income in any year (or portions of a year) subsequent to the ownership change that may be offset by Quinton’s and CSI’s net operating losses (“NOLs”) from periods prior to the date of such ownership change generally cannot exceed the Section 382 limitation. Based on currently available information, the Company does not expect that the ownership change will materially affect the ultimate availability of Quinton’s NOLs or tax credit carryforwards to reduce tax liabilities in future taxable periods. The ownership change reduces the availability of a significant portion of CSI’s NOLs, and its tax credit carryforwards, to reduce future income tax liabilities.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table summarizes revenues by product line:

	Year ended December 31,
(in thousands)	2007	2006	2005
Defibrillation products	$97,382	$67,414	$19,182
Cardiac monitoring products	68,624	71,016	74,278
Service	16,125	16,999	13,190

Total	$182,131	$155,429	$106,650

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Year ended December 31,
(in thousands)	2007	2006	2005
Domestic	$135,646	$117,497	$92,409
Foreign	46,485	37,932	14,241

Total	$182,131	$155,429	$106,650

     Foreign revenues include $19,787,000 and $16,438,000 attributed to Japan in 2007 and 2006, respectively.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
liability with an estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.
     Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms ending in January 2009.
     Of the restructuring costs accrued at December 31, 2007, $54,000 was included in other liabilities and $625,000 was included in accrued liabilities. The remaining employee severance and retention costs were fully paid by August 2007.
     The following tables summarize restructuring activity during the years ended December 31, 2005, 2006 and 2007:

	Balance at	Accrued as Part			Balance at
	December 31,	of the Merger		Cash	December 31,
(in thousands)	2004	Transaction	Additions	Expenditures	2005
Vacated facilities	$—	$2,709	$56	$(514)	$2,251

Employee severance and retention costs	—	1,702	1,589	(1,478)	1,813

Total	$—	$4,411	$1,645	$(1,992)	$4,064

	Balance at				Balance at
	December 31,		Cash		December 31,
(in thousands)	2005	Additions	Expenditures	Adjustments	2006
Vacated facilities	$2,251	$93	$(808)	$(152)	$1,384
Employee severance and retention costs	1,813	233	(1,780)	—	266

Total	$4,064	$326	$(2,588)	$(152)	$1,650

	Balance at				Balance at
	December 31,		Cash		December 31,
(in thousands)	2006	Additions	Expenditures	Adjustments	2007
Vacated facilities	$1,384	$—	$(705)	$—	$679
Employee severance and retention costs	266	—	(266)	—	—

Total	$1,650	$—	$(971)	$—	$679

5. Inventories
     Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following as of December 31:

(in thousands)	2007	2006
Raw materials	$16,543	$13,887
Finished goods	5,251	3,730

Total inventories	$21,794	$17,617

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Machinery and Equipment
     Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives	2007	2006
Equipment	(2–14 years)	$13,786	$12,533
Furniture and fixtures	(2–13 years)	2,022	1,950
Leasehold improvements	(1–10 years)	2,313	1,718

Subtotal		18,121	16,201
Less: Accumulated depreciation and amortization		(13,065)	(10,245)

Net machinery and equipment		$5,056	$5,956

     During the years ended December 31, 2007, 2006 and 2005, the Company recorded depreciation expense related to machinery and equipment of $2,930,000, $2,792,000 and $1,840,000, respectively.
7. Intangible Assets
     The following table sets forth the balances of intangible assets at December 31, 2007 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380

Total intangible assets not subject to amortization		14,780	—	14,780

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(4,037)	4,613
Cardiac Science developed technology	8 years	11,330	(3,305)	8,025
Burdick distributor relationships	10 years	1,400	(700)	700
Burdick developed technology	7 years	860	(614)	246
Patents and patent applications	5–10 years	960	(912)	48
Patent rights	13 years	7,000	(359)	6,641

Total intangible assets subject to amortization		30,200	(9,927)	20,273

Total		$44,980	$(9,927)	$35,053

     The Company recorded amortization expense related to identifiable intangibles of $3,816,000, $3,469,000, and $1,372,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
     The Company’s estimated expense for the amortization of intangibles for each of the next five years is summarized as follows (in thousands):

2008	$3,958
2009	3,958
2010	3,258
2011	2,104
2012	2,102
Thereafter	4,893

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Investments in Unconsolidated Entities
     In connection with acquisition of certain entities, the Company received investments in certain unconsolidated entities. These are generally accounted for under either the cost method, for illiquid investments, or as available-for-sale, for investments with a readily determinable market value.
     As of December 31, the Company held the following investments (in thousands):

	2007	2006
ScImage	$84	$84
Biotel	605	370
Other	38	42

Total investment in unconsolidated entities	$727	$496

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
10. Accrued Liabilities and Warranty
     Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2007	2006
Accrued compensation and benefits	$5,713	$5,019
Other accrued liabilities	5,362	4,871

Total accrued liabilities	$11,075	$9,890

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s warranty liability is summarized as follows (amounts in thousands):

			Purchase
			accounting
			adjustments
		Charged to	to estimated
	Beginning	product cost	fair value of	Warranty	End of
(in thousands)	of period	of revenues	acquired warranty	Expenditures	period
Year ended December 31, 2005	$2,093	$1,611	$479	$(1,835)	$2,348
Year ended December 31, 2006	2,348	2,042	279	(2,137)	2,532
Year ended December 31, 2007	2,532	2,986	—	(2,307)	3,211
11. Credit Facility
          The Company has a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At December 31, 2007 and 2006 the Company did not have any borrowings under this or any other line of credit.
12. Income Taxes
     Income tax expense (benefit) for 2007, 2006 and 2005 includes the following components (amounts in thousands):

	Year ended December 31,
	2007	2006	2005
Current
Federal	$338	$—	$—
State	84	—	73
Foreign	8	166	19

Total current provision	430	166	92

Deferred
Federal	4,452	(490)	(1,388)
State	42	(291)	(177)

Total deferred expense (benefit)	4,494	(781)	(1,565)

Total provision expense (benefit)	$4,924	$(615)	$(1,473)

     A reconciliation of the United States statutory rate to the effective tax rates attributable to continuing operations follows:

	Year ended December 31,
	2007	2006	2005
Federal income tax provision (benefit) at U.S. statutory rates	34.0%	(34.0%)	(34.0%)
Meals and entertainment	1.3%	23.2%	3.5%
Stock-based compensation	2.1%	44.3%	—
Research and development credits	(4.4%)	(131.8%)	(23.4%)
State income taxes, net of federal benefit	2.9%	—	(0.5%)
Other, net	0.8%	(0.9%)	0.7%

Provision (benefit) for income taxes	36.7%	(99.2%)	(53.7%)

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2007 and 2006, the Company had Federal net operating loss carryforwards of approximately $91,007,000 and $111,117,000, respectively, and state net operating loss carryforwards of approximately $61,383,000 and $61,770,000, respectively. SFAS 109 requires the Company to reduce the deferred tax asset resulting from these (and other) future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that it will realize the benefit of all of its deferred tax assets, and accordingly, no valuation allowance against its deferred tax assets is required. The Federal and state net operating loss carryforwards expire in varying amounts between 2008 and 2027.
     In addition, the Company has Federal credit carryforwards of $4,604,000 and state credit carryforwards of $2,283,000. The Federal tax credit carryforwards expire in varying amounts between 2018 and 2027, while most of the state credits have no expiration.
     Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The acquisition by the Company of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., resulted in such an ownership change. Accordingly, the estimated annual utilization of net operating loss and credit carryforwards is limited to an amount between $7,500,000 and $9,750,000 in years 2007 through 2010, and $3,279,000 from 2011 through 2025.
     The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of stock-based compensation cost recognized for the period. As a result of this approach, net operating loss carryforwards not generated from share-based payments and which were in excess of stock-based compensation cost recognized during the period are utilized before the current period’s share-based deduction.
     Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$35,041	$42,471
Stock-based compensation	1,704	1,516
Research and experimentation and alternative minimum tax credits	6,887	5,754
Inventory basis difference	1,079	1,197
Warranty liability	1,162	936
Deferred revenue/ gain/ loss	913	763
Accrued compensation/ severance/ relocation	632	673
Other assets	1,450	3,354
Other	988	828

Gross deferred tax assets	49,856	57,492

Deferred tax liabilities:
Burdick intangible assets	(342)	(447)
Burdick trade name intangible asset	(1,230)	(1,257)
Cardiac Science intangible assets	(4,125)	(7,063)
Cardiac Science trade name	(4,117)	(4,207)
Goodwill from treadmill line acquisition	(97)	(79)
Marketable equity securities	(99)	(12)

Gross deferred tax liabilities	(10,010)	(13,065)

Net deferred tax assets	$39,846	$44,427

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Deferred income tax assets and liabilities at December 31, 2007 and 2006, are included in the accompanying consolidated balance sheets as follows (amounts in thousands):

	2007	2006
Current deferred tax assets	$9,558	$3,902
Deferred tax assets, non-current	30,288	40,525

Net deferred tax assets	$39,846	$44,427

     The domestic and foreign components of pre-tax earnings (losses) were as follows for the years ended December 31 (in thousands):

	Year ended December 31,
	2007	2006	2005
U.S.	$12,866	$(1,184)	$(2,679)
Foreign	552	564	(63)

Total	$13,418	$(620)	$(2,742)

     The company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The amount of unrecognized deferred tax liability related to these earnings or investments is not significant. The Company has completed the evaluation of its position with respect to the indefinite reinvestment of foreign earnings to take into account the repatriation provisions contained in the American Jobs Creation Act of 2004. Such evaluation resulted in no change in the Company’s position regarding distribution of foreign earnings and none were repatriated.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of December 31, 2007 and January 1, 2007.
     The Company is subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions as well as Federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At December 31, 2007, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
13. Commitments and Contingencies
  Lease Commitments
     The Company leases its office facilities in the U.S. and its international sales offices under operating leases. The operating lease related to the Bothell, Washington corporate headquarters is a non-cancelable facility lease agreement that expires on December 31, 2013. The operating lease for the office, production and warehouse facilities in Deerfield, Wisconsin is a non-cancelable facility lease agreement that expires on November 30, 2008 with two five-year renewal options. In connection with the merger transaction with CSI, the Company acquired a leased facility in Lake Forest, California, which houses certain research and development operations. This facility comprises approximately 10,000 square feet and the lease expires in 2008. Additionally, the Company acquired

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
international sales and marketing offices in Shanghai, China, Copenhagen, Denmark and Manchester, United Kingdom. The Company also leases equipment under non-cancelable operating leases.
     Future minimum lease payments for all non-cancelable leases are as follows (amounts in thousands):

		Operating
	Operating	Leases, Net of
	Leases	Sublease Income
Year:
2008	$2,685	$2,352
2009	1,101	908
2010	791	775
2011	763	763
2012	776	776
Thereafter	1,080	1,080

Total	$7,196	$6,654

     Net rental expense, including common area maintenance costs, during 2007, 2006 and 2005 was approximately $1,709,000, $1,601,000 and $1,252,000, respectively.
  Other Commitments
     As of December 31, 2007, the Company had purchase obligations of approximately $47,409,000 consisting of outstanding purchase orders issued in the normal course of business.
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
  Performance Guarantees
     At December 31, 2007 the Company had performance bonds of $208,000 outstanding which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.
  Legal Proceedings
     We are subject to other various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
14. Shareholders’ Equity
  Preferred Stock
     The Company is authorized to issue a total of 10,000,000 shares of preferred stock, no shares of which were issued or outstanding as of December 31, 2007 and 2006. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table summarizes warrants assumed in connection with the merger transaction that were outstanding and exercisable at December 31, 2007:

	Warrants
	Outstanding and	Exercise Price	Expiration
Grant Date	Exercisable	per Share	Date
2002	2,500	17.50	2012
2003	1,500	32.70	2008
2003	10,000	46.10	2008
2003	22,333	50.00	2008
2004	1,500	19.50	2009
2004	208,776	25.00	2009

Total	246,609

Weighted average exercise price		$28.06
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
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method and applied the provisions of Securities and Exchange Commission Staff

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options and for purchases under the ESPP since the ESPP purchase discounts exceed the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, in accordance with the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the years ended December 31, 2007 or 2006.
     Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005 was approximately $2,233,000, $2,028,000 and $58,000, respectively. The related tax benefit recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 was approximately $358,000 and $375,000 and was insignificant for the year ended December 31, 2005.
     Stock-based compensation of $24,000 was capitalized and included in inventory in the consolidated balance sheet at December 31, 2007. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $1,638,000, $169,000, $423,000 and $27,000, respectively for the year ended December 31, 2007. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $1,548,000, $216,000, $285,000 and $13,000, respectively for the year ended December 31, 2006. The Company issues new shares upon the exercise of stock options, grants of stock awards and purchases through the ESPP.
     The following table shows the effect on net loss and loss per share for the year ended December 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options (or the purchase date of the stock purchased under the ESPP, as applicable), in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) for the year ended December 31, 2005. Disclosures for the years ended December 31, 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Year ended
December 31,
(in thousands, except per share data)	2005
Net loss — as reported	$(1,238)
Add back: Stock-based employee compensation expense included in reported loss, net of related tax effects	58
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect of $926	(3,673)

Net loss — pro forma	$(4,853)

Net loss per share as reported — basic	$(0.08)
Net loss per share as reported — diluted	$(0.08)
Net loss per share pro forma — basic	$(0.33)
Net loss per share pro forma — diluted	$(0.33)

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Year ended December 31,
	2007	2006	2005
Stock options plans:
Volatility	48.6% – 50.9%	52.6% – 56.0%	59.0% – 62.0%
Expected term (years)	6.25	6.25	6.25
Risk-free interest rate	4.8%	4.6%	4.5%
Expected dividend yield	—	—	—
Fair value of options granted	$5.31	$4.99	$5.71

Employee stock purchase plan:
Volatility	37.0%	34.0%	64.6%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	4.5%	4.4%	2.7%
Expected dividend yield	—	—	—
Fair value of employee stock purchase rights	$2.14	$2.37	$4.44

Non-vested stock:
Fair value of non-vested stock awards granted	$9.35	$8.25	$—
     Volatility is based exclusively on historical volatility of the Company’s common stock as the Company believes this is representative of future volatility. Due to the limited history of the Company stock being publicly traded, the expected term is based on the “simplified” method described in SAB 107. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.
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
     Stock Option Plans — Stock options to purchase the Company’s common stock are granted at prices at or above the fair market value on the date of grant. Options held by employees generally vest 25% after one year from the date of the grant and then monthly thereafter for 36 months and generally expire 10 years from the date of grant. Options granted to non-employee directors generally vest over one year.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $8.09 as of the last business day of the year ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date.
     As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,129,000, which is expected to be recognized over a weighted average period of approximately 2.9 years. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $327,000, $521,000 and $190,000, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $1,585,000, $1,438,000 and $3,731,000, respectively. The Company issues new shares of common stock upon the exercise of options.
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of December 31, 2007:

Outstanding shares — 2002 Plan	2,054,342
Outstanding shares — 1997 Plan	858,262
Stock options available for grant	636,235
Outstanding restricted stock grants	152,974
Employee stock purchase plan shares available for issuance	663,236

Total common shares reserved for future issuance	4,365,049

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
     Options held by employees generally vest 25% after one year from the date of the grant and then monthly thereafter over a four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. The Company has also adopted a stock option grant program for non-employee directors, administered under the terms and conditions of the 2002 Plan.
     The following table summarizes information about the 2002 Plan option activity during the year ended December 31, 2007:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, December 31, 2006	2,180,550	$7.92
Granted	111,500	9.73
Exercised	(73,568)	4.99
Forfeited	(164,140)	10.83

Outstanding, December 31, 2007	2,054,342	$7.89	5.9 years	$3,046

Exercisable, December 31, 2007	1,659,277	$7.61	5.3 years	$3,046

     1997 Plan — The Company assumed CSI’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) in connection with the merger transaction. The 1997 Plan provides for the granting of incentive or nonqualified stock

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The following table summarizes information about the 1997 Plan option activity during the year ended December 31, 2007:

	Shares	Weighted Average	Weighted Average	Aggregate Intrinsic
	Subject to	Exercise Price	Remaining	Value
	Options	per Share	Contractual Life	(in thousands)
Outstanding, December 31, 2006	1,159,505	$24.50
Exercised	(125)	10.20
Forfeited or expired	(301,118)	25.63

Outstanding, December 31, 2007	858,262	$24.11	5.0 years	$—

Exercisable, December 31, 2007	818,887	$24.86	4.8 years	$—

     Non-vested Stock Awards — In the fourth quarter of 2005, the Company began granting employees non-vested stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee-related taxes upon vesting of the stock award. Employees can elect to have stock awards withheld to cover minimum tax withholdings upon vesting.
     Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. Compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $423,000 and $285,000 during the years ended December 31, 2007 and 2006, respectively.
     As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $938,000, which is expected to be recognized over a weighted average period of approximately 2.6 years.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes information about the non-vested stock awards activity during the year ended December 31, 2007:

		Weighted Average
	Shares	Grant-Date Fair Value
Non-vested balance, December 31, 2006	159,409	$8.70
Granted	63,625	9.35
Vested	(43,927)	8.81
Forfeited	(26,133)	8.77

Non-vested balance, December 31, 2007	152,974	$8.94

     Employee Stock Purchase Plan — The Company has an Employee Stock Purchase Plan (“ESPP”) which was established by Quinton in 2002 and was assumed by the Company in connection with the merger transaction. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at 85% of the lower of fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
     The Company issued 80,078 and 92,199 shares of common stock during the years ended December 31, 2007 and 2006, respectively, in connection with the ESPP and received total proceeds of $553,000 and $665,000, respectively. Prior to the adoption of SFAS 123R, the Company did not record compensation expense related to the ESPP. During the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation expense for the ESPP of approximately $169,000 and $216,000, respectively.
16. Employee Benefit Plans
     The Company is the sponsor of the Cardiac Science Corporation (formerly Quinton Cardiology Inc.) 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers all regular employees of the Company who satisfy certain age and service requirements as specified in the 401(k) Plan. The 401(k) Plan includes provision for an employee deferral of up to 50% of pre-tax compensation to the maximum deferral allowed under IRC 2005 guidelines, and up to 50% of compensation for after-tax deferral. On behalf of eligible participants, the Company may make a Matching Contribution equal to a discretionary percentage of the elective deferral up to the Plan’s established limits and is subject to the Plan’s vesting schedule. The Company made matching contributions of approximately $910,000, $761,000 and $573,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company had accrued $48,000 and $38,000, respectively, for matching plan contributions.
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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Accounting
     Accounting for a lease was not in accordance with U.S. generally accepted accounting principles, for which a SAB 108 adjustment was made to deferred rent in the amount of $216,000 for the year ended December 31, 2006. This was recorded as an adjustment to accumulated deficit in the amount of $136,000 and deferred taxes in the amount of $80,000, to properly reflect the amount, net of tax, as an adjustment to beginning retained earnings.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
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
     The table below presents quarterly data for the years ended December 31, 2006 and 2007 (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
Consolidated Statements of Operations Data:
Revenues	$39,115	$39,221	$38,116	$38,977	$41,670	$44,889	$45,144	$50,428
Cost of Revenues	20,722	20,631	20,048	20,794	21,790	23,123	23,001	25,801

Gross profit	18,393	18,590	18,068	18,183	19,880	21,766	22,143	24,627
Operating Expenses:
Research and development	2,970	2,875	2,792	3,096	2,982	3,090	3,391	3,557
Sales and marketing	9,383	9,914	10,045	10,618	11,108	11,445	11,913	11,729
General and administrative	5,092	4,662	4,606	4,712	4,512	4,933	4,462	5,269
Litigation and related expenses	719	1,254	1,257	625	1,688	2,029	91	—
Licensing income and litigation settlement	—	—	—	—	—	(6,000)	—	—

Total operating expenses	18,164	18,705	18,700	19,051	20,290	15,497	19,857	20,555

Operating income (loss)	229	(115)	(632)	(868)	(410)	6,269	2,286	4,072
Other Income (Expense):
Interest income (expense), net	(50)	(5)	18	21	22	74	103	203
Other income (expense), net	231	274	94	183	125	327	406	(59)

Total other income	181	269	112	204	147	401	509	144

Income (loss) before income tax benefit (expense) and minority interests	410	154	(520)	(664)	(263)	6,670	2,795	4,216
Income tax benefit (expense)	(159)	(49)	209	614	75	(2,155)	(1,023)	(1,821)

Income (loss) before minority interests	251	105	(311)	(50)	(188)	4,515	1,772	2,395
Minority interests	13	13	13	15	22	15	(13)	(28)

Net income (loss)	$264	$118	$(298)	$(35)	$(166)	$4,530	$1,759	$2,367

Net income (loss) per share — basic	$0.01	$0.01	$(0.01)	$(0.00)	$(0.01)	$0.20	$0.08	$0.10

Net income (loss) per share — diluted	$0.01	$0.01	$(0.01)	$(0.00)	$(0.01)	$0.19	$0.08	$0.10

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)
     A summary of the activity in the allowance for doubtful accounts follows:

		Increase	Expenses
	Beginning	Through	and		End of
(in thousands)	of Period	Acquisition	Adjustments	Write-offs	Period
Year Ended December 31, 2007	$907	$—	$236	$(643)	$500
Year Ended December 31, 2006	3,455	—	216	(2,764)	907
Year Ended December 31, 2005	655	2,597	478	(275)	3,455

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted as of December 31, 2007, an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation as of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Management’s report on internal control over financial reporting is set forth on page 42 in our consolidated financial statements included elsewhere in this report.
     KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, which is included herein on pages 43-44.
Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by Part III, Item 10, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Other Information as to Directors – Board Committees and Meetings – Audit Committee” included in our definitive Proxy Statement relating to our 2008 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 11. Executive Compensation
     Information called for by Part III, Item 11, is incorporated by reference to the sections entitled “Other Information as to Directors – Directors Compensation,” “Executive Compensation” and “Compensation Committee Report” included in our definitive Proxy Statement relating to our 2008 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information called for by Part III, Item 12, is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in our definitive Proxy Statement relating to our 2008 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information called for by Part III, Item 13, is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transaction” and “Other Information as to Directors – Director Independence” included in our definitive Proxy Statement relating to our 2008 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.
Item 14. Principal Accountant Fees and Services.
     Information called for by Part III, Item 14, is incorporated by reference to the section entitled “Audit and Related Fees” included in our definitive Proxy Statement relating to our 2008 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

PART IV
ITEM 15.  Exhibits And Financial Statement Schedules
(a)  The following financial statements, financial statement schedule and exhibits are filed as part of this report:
            (1)   Consolidated Financial Statements: See Index to Financial Statements at Item 8 on page 41 of this report.

            (2)   Financial Statement Schedule: See Schedule II – Valuation and Qualifying Accounts on page 77 of this report.

            (3)   Exhibits are incorporated herein by reference or are filed with this report: See Index to Exhibits following the signature page of this report.

     All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.
(b) Exhibits.
     The Exhibit Index is included on pages 82-86.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiac Science Corporation
By:	/s/ Michael K. Matysik
Michael K. Matysik
Chief Financial Officer

Date: March 17, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. HINSON	President, Chief Executive Officer and	March 17, 2008
John R. Hinson	Director (Principal Executive Officer)

/s/ MICHAEL K. MATYSIK	Senior Vice President and Chief	March 17, 2008
Michael K. Matysik	Financial Officer (Principal
Financial Officer)

/s/ DAPHNE TAYLOR	Vice President, Corporate Controller	March 17, 2008
Daphne Taylor	and Chief Accounting Officer (Principal Accounting Officer)

/s/ RUEDIGER NAUMANN-ETIENNE	Chairman of the Board	March 17, 2008
Ruediger Naumann-Etienne

/s/ W. ROBERT BERG	Director	March 17, 2008
W. Robert Berg

/s/ JUE-HSIEN CHERN	Director	March 17, 2008
Jue-Hsien Chern

/s/ RAYMOND W. COHEN	Director	March 17, 2008
Raymond W. Cohen

/s/ TIMOTHY C. MICKELSON	Director	March 17, 2008
Timothy C. Mickelson

/s/ RAY E. NEWTON, III	Director	March 17, 2008
Ray E. Newton, III

/s/ JEFFREY F. O’DONNELL, SR.	Director	March 17, 2008
Jeffrey F. O’Donnell, Sr.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation (1)

2.2	Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc. (3)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (21)

4.1	Specimen Stock Certificate (2)

4.2	Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager (17)

4.3	Second Amended and Restated Registration Rights Agreement, dated as of February 28, 2005, by and among Cardiac Science, Inc., and the investors listed on the signature pages thereto (27)

4.4	Form of Warrant (17)

4.5	Form of Warrant issued to Perseus Acquisition /Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P. and Cardiac Science Co-Investment, L.P. (18)

10.1	Senior Note and Warrant Conversion Agreement dated as of February 28, 2005 among CSQ Holding Company, Cardiac Science, Inc. and the purchasers listed on the signature pages thereto (27)

10.2 *	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and John R. Hinson (26)

10.3	Assumption and Amendment Agreement dated as of September 28, 2005 among Silicon Valley Bank, Cardiac Science Corporation, Quinton Cardiology, Inc. and Cardiac Science Operating Company (19)

10.5*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan (4)

10.6*	Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (4)

10.7*	Quinton Cardiology Systems, Inc. 2002 Employee Stock Purchase Plan (4)

10.8*	Cardiac Science Corporation Stock Option Grant Program for Nonemployee Directors (28)

10.10	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000 (4)

10.11	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000 (4)

10.12	OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001 (6)

10.13	Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001 (4)

10.14	Loan and Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.15	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.16	Streamline Facility Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated as of December 30, 2002 (7)

10.17	Cross-Corporate Continuing Guaranty between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

Exhibit
Number	Description

10.18	Intellectual Property Security Agreement between Quinton Cardiology Systems, Inc. and Quinton Inc. and Silicon Valley Bank dated December 30, 2002 (7)

10.19	Assumption Agreement between Quinton Cardiology Systems, Inc., Quinton Inc. and Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.20	Cross-Corporate Continuing Guaranty between Burdick Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.21	Intellectual Property Security Agreement between Burdick, Inc. and Silicon Valley Bank dated January 9, 2003 (7)

10.22	Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of April 6, 1998 (7)

10.23	Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003 (8)

10.24*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.) (9)

10.25*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Atul Jhalani, dated as of October 23, 2003 (9)

10.26*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Michael K. Matysik (26)

10.27*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Darryl Lustig (26)

10.28*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Allan Criss, dated as of March 10, 2004 (10)

10.30	Amendment to Loan Documents between Quinton Cardiology Systems, Inc., Quinton Cardiology, Inc. and Silicon Valley Bank dated December 30, 2004 (12)

10.32*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan (25)

10.33*	Cardiac Science Corporation Senior Executives — 2007 Base Compensation (30)

10.36++	OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.37++	Addendum 1 dated as of March 24, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.38	Amendment One dated August 10, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.39	Second Amendment dated February 14, 2005 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.40++	OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.41*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003 (13)

10.42	Amendment One dated August 10, 2004 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

Exhibit
Number	Description

10.43*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended (14)

10.44	Second Amendment dated February 14, 2005 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.45*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Kurt Lemvigh (26)

10.46	Third Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.47+	Third Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.48+	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. (18)

10.50*	Employment Agreement effective September 1, 2005 between Cardiac Science Corporation and Raymond W. Cohen (21)

10.51*	Letter Agreement dated as of November 9, 2005 between Cardiac Science Corporation and Ruediger Naumann-Etienne (21)

10.52*	Form of Indemnification Agreement (21)

10.53*	Summary of Non-Employee Director Compensation (21)

10.54*	Cardiac Science Corporation Management Incentive Plan (MIP) – 2007 (29)

1056*	Severance and Release Agreement dated as of April 26, 2006 between Cardiac Science Corporation and Peter Foster (23)

10.57*	Form of 1997 Stock Option/Stock Issuance Plan Grant Notice and Option Agreement (24)

10.58*	2007 Compensation Incentive Plan for Darryl Lustig (29)

10.59++	Fourth Amendment dated October 25, 2006 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (28)

10.60*	Form of Cardiac Science Corporation Stock Option Grant Notice under 2002 Stock Incentive Plan for Non-Employee Directors (28)

10.61*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Garry Norris (30)

10.62*	2007 Compensation Incentive Plan for Kurt Lemvigh (29)

10.63++	OEM Supply and Purchase Agreement between Cardiac Science, Inc. and Nihon Kohden Corporation dated March 1, 2002 (30)

10.64++	Amendment No. 1 to OEM Supply and Purchase Agreement dated March 16, 2005 between Cardiac Science, Inc. and Nihon Kohden Corporation (30)

10.65	Settlement Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007 (31)

10.66++	Cross-License Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007 (31)

10.67	First Amendment dated as of September 5, 2007 to Exclusivity Agreement by and between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated June 10, 2005 (32)

Exhibit
Number	Description

10.68++	Fifth Amendment dated September 7, 2007 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003 (32)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 1 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on March 26, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(9)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(10)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-49755).

(11)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49755).

(12)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 5, 2005.

(13)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(14)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(15)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on March 27, 2001.

(16)	Incorporated by reference to Cardiac Science, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-19567).

(17)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(18)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 30, 2005.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on October 3, 2005.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed November 15, 2005.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed February 27, 2006.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed May 2, 2006.

(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-51512).

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-51512).

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed September 22, 2006.

(27)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-124514) filed on May 2, 2005.

(28)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51512).

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed March 19, 2007.

(30)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 000-51512).

(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-51512).

(32)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-51512).