Form 10-Q
period 2008-03-31
Cardiac Science CORP
filed 2008-05-12
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
     The number of shares outstanding of the registrant’s common stock as of May 2, 2008 was 22,824,536.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$22,490	$20,159
Short-term investments	—	350
Accounts receivable, net of allowance for doubtful accounts of $660 and $500, respectively	32,440	29,439
Inventories	22,409	21,794
Deferred income taxes, net	9,590	9,558
Prepaid expenses and other current assets	3,070	2,509

Total current assets	89,999	83,809
Other assets	124	125
Machinery and equipment, net of accumulated depreciation and amortization of $13,654 and $13,065, respectively	4,870	5,056
Deferred income taxes, net	29,120	30,288
Intangible assets, net of accumulated amortization of $10,916 and $9,927, respectively	34,064	35,053
Investments in unconsolidated entities	634	727
Goodwill	107,613	107,613

Total assets	$266,424	$262,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,413	$12,792
Accrued liabilities	9,634	11,075
Warranty liability	3,447	3,211
Deferred revenue	8,811	8,141

Total current liabilities	36,305	35,219
Other liabilities	—	54

Total liabilities	36,305	35,273
Minority interests	180	127
Commitments and contingencies
Shareholders’ Equity:

Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of March 31, 2008 and December 31, 2007, respectively	—	—

Common stock (65,000,000 shares authorized), $0.001 par value, 22,822,634 and 22,781,648 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	224,926	224,250
Accumulated other comprehensive income	105	167
Retained earnings	4,908	2,854

Total shareholders’ equity	229,939	227,271

Total liabilities and shareholders’ equity	$266,424	$262,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2008	2007
Revenues:
Products	$44,339	$37,691
Service	4,620	3,979

Total revenues	48,959	41,670

Cost of Revenues:
Products	21,532	18,837
Service	3,229	2,953

Total cost of revenues	24,761	21,790

Gross profit	24,198	19,880

Operating Expenses:
Research and development	3,863	2,982
Sales and marketing	12,189	11,108
General and administrative	5,125	4,512
Litigation and related expenses	—	1,688

Total operating expenses	21,177	20,290

Operating income (loss)	3,021	(410)

Other Income:
Interest income	115	22
Other income, net	211	125

Total other income	326	147

Income (loss) before income tax benefit (expense) and minority interests	3,347	(263)
Income tax benefit (expense)	(1,240)	75

Income (loss) before minority interests	2,107	(188)
Minority interests	(53)	22

Net income (loss)	$2,054	$(166)

Net income (loss) per share — basic	$0.09	$(0.01)
Net income (loss) per share — diluted	$0.09	$(0.01)
Weighted average shares outstanding — basic	22,795,693	22,611,743
Weighted average shares outstanding — diluted	23,312,933	22,611,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Operating Activities:
Net income (loss)	$2,054	$(166)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	558	613
Depreciation and amortization	1,609	1,606
Loss on disposal of equipment	—	3
Unrealized loss on foreign currency forward exchange contracts	92	—
Deferred income taxes	1,170	(75)
Minority interests	53	(22)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(3,001)	(258)
Inventories	(608)	(607)
Prepaid expenses and other assets	(563)	(584)
Accounts payable	1,621	2,183
Accrued liabilities	(1,431)	(638)
Warranty liability	236	76
Deferred revenue	670	135

Net cash provided by operating activities	2,460	2,266

Investing Activities:
Purchases of short-term investments	—	(149)
Maturities of short-term investments	350	547
Purchases of machinery and equipment	(434)	(328)
Payments related to the purchase of Cardiac Science, Inc.	(156)	(270)

Net cash used in investing activities	(240)	(200)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	173	214
Minimum tax withholding on restricted stock awards	(62)	(8)

Net cash provided by financing activities	111	206

Net change in cash and cash equivalents	2,331	2,272
Cash and cash equivalents, beginning of period	20,159	9,819

Cash and cash equivalents, end of period	$22,490	$12,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Description of Business
     Cardiac Science Corporation (the ‘Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph systems, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (informatics) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. The Company is the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. The Company distributes its products in more than 100 countries worldwide, with operations in North America, Europe, and Asia.
Basis of Presentation
     The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2008, the condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2007 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
Use of Estimates
     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the fair value of patent rights, intra-period tax allocation, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
Net Income (Loss) Per Share
     In accordance with Statement of Financial Accounting Standard, (“SFAS”), 128, “Computation of Earnings Per Share” (“SFAS 128”) basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
(in thousands, except share data)	2008	2007
Numerator:
Net income (loss)	$2,054	$(166)

Denominator:
Weighted average shares for basic calculation	22,795,693	22,611,743
Incremental shares from employee stock options, non-vested stock awards and ESPP	517,240	—

Weighted average shares for diluted calculation	23,312,933	22,611,743

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2008	2007
Antidilutive shares issuable upon exercise of stock options	2,588,292	3,189,836
Antidilutive shares issuable upon exercise of warrants	246,609	330,609
Antidilutive shares related to non-vested stock awards and ESPP	341,561	268,330

Total	3,176,462	3,788,775

Customer and Vendor Concentrations
     The following table summarizes the customers accounting for 10% or more of total revenues:

	Three Months Ended
	March 31,
Customer	2008	2007
Customer 1	14%	11%
Customer 2	11%	*

* Did not exceed 10%.
     Although other sales channels could ultimately be utilized, the loss of one of these customers could impact our total revenues.
     The following table summarizes the vendor accounting for 10% or more of purchases:

	Three Months Ended
	March 31,
Vendor	2008	2007
Vendor 1	17%	10%
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
Recent Accounting Pronouncements
     In April 2008, the Financial Accounting Standards Board “FASB” issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact FSP FAS 142-3 will have on the Company’s financial position and results of operations upon adoption.
     In March of 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. The Company is required to and plans to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The Company is currently assessing the impact of the adoption of SFAS 141R. The impact will depend upon the acquisitions, if any, the Company consummates after the effective date.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 160 will have on its financial position or results of operations upon adoption.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 13, Fair Value Measurements, of this Form 10-Q for our disclosures pursuant to the effective portion of SFAS 157. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position or results of operations.
2. Segment Reporting
     The Company follows the provisions of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports filed with the SEC. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

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
     The following table summarizes revenues by product line:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Defibrillation products	$26,617	$21,038
Cardiac monitoring products	17,722	16,653
Service	4,620	3,979

Total	$48,959	$41,670

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Domestic	$32,221	$31,397
Foreign	16,738	10,273

Total	$48,959	$41,670

     Foreign revenue includes $6,644,000 and $4,837,000 attributed to Japan for the three months ended March 31, 2008 and 2007, respectively.
     All intangible assets are domestic. Long-lived assets located outside of the United States are not material.
3. Restructuring Costs
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
     At March 31, 2008, restructuring costs of $523,000 related to vacated facilities have been included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet and will be paid over the remaining lease terms ending in January 2009. Employee severance and retention costs were fully paid by August 2007.

	Balance at		Balance at
	December 31,	Cash	March 31,
(in thousands)	2007	Expenditures	2008
Vacated facilities	$679	$(156)	$523

4. Inventories
     Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	March 31,	December 31,
(in thousands)	2008	2007
Raw materials	$17,079	$16,543
Finished goods	5,330	5,251

Total inventories	$22,409	$21,794

5. Intangible Assets
     The following table sets forth the balances of intangible assets at March 31, 2008 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380

Total intangible assets not subject to amortization		14,780	—	14,780

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(4,469)	4,181
Cardiac Science developed technology	8 years	11,330	(3,659)	7,671
Burdick distributor relationships	10 years	1,400	(735)	665
Burdick developed technology	7 years	860	(645)	215
Patents and patent applications	5-10 years	960	(915)	45
Patent rights	13 years	7,000	(493)	6,507

Total intangible assets subject to amortization		30,200	(10,916)	19,284

Total		$44,980	$(10,916)	$34,064

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2008	$3,958
2009	3,958
2010	3,258
2011	2,104
2012	2,102
Thereafter	4,893
6. Credit Facility
     The Company has a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At March 31, 2008 and 2007 the Company did not have any borrowings under this or any other line of credit.
7. Warranty Liability
     Changes in the warranty liability for the three months ended March 31, 2008 were as follows:

Three months ended
(in thousands)	March 31, 2008
Warranty liability, beginning of the period	$3,211
Charged to product cost of revenues	786
Warranty expenditures	(550)

Warranty liability, end of the period	$3,447

8. Stock-Based Compensation Plans
     The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an Employee Stock Purchase Plan (“ESPP”).
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Stock options plans:
Volatility	48.4%	49.6%
Expected term (years)	6.25	6.25
Risk-free interest rate	3.4%	4.8%
Expected dividend yield	—	—
Fair value of options granted	$4.23	$5.06

Employee stock purchase plan:
Volatility	27.0%	37.0%
Expected term (years)	0.5	0.5
Risk-free interest rate	4.5%	4.5%
Expected dividend yield	—	—
Fair value of employee stock purchase rights	$2.01	$2.14

Non-vested stock:
Fair values of non-vested stock awards granted	$8.25-9.03	$9.07
     The Company estimates the expected term of “plain vanilla” share options using the “simplified method” in accordance with SEC Staff Accounting Bulletin 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”) and FASB Statement 123(R), “Share Based Payments” (“SFAS 123R”).
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of March 31, 2008:

Outstanding shares - 2002 Plan	2,127,850
Outstanding shares - 1997 Plan	847,262
Stock options available for grant	836,751
Outstanding non-vested stock awards	381,506
Employee stock purchase plan shares available for issuance	815,157

Total common shares reserved for future issuance	5,008,526

     2002 Plan — The Company’s 2002 Stock Incentive Plan (the“2002 Plan”) allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock (including non-vested stock awards), all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.

     The following table summarizes information about the 2002 Plan option activity during the three months ended March 31, 2008:

Shares
Subject to
Options
Outstanding, December 31, 2007	2,106,842
Granted	52,500
Exercised	(4,041)
Forfeited or expired	(27,451)

Outstanding, March 31, 2008	2,127,850

Exercisable, March 31, 2008	1,655,101

     Non-vested Stock Awards — As part of the 2002 Plan, the stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
     The following table summarizes information about the non-vested stock award activity during the three months ended March 31, 2008:

Shares
Non-vested balance, December 31, 2007	152,974
Granted	253,269
Vested	(19,662)
Forfeited	(5,075)

Non-vested balance, March 31, 2008	381,506

     1997 Plan — The Company’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) provided for the granting of incentive or nonqualified stock options to employees of the Company, including officers, and nonqualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. Shares authorized under the 1997 Plan are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 plan expired in 2007. Accordingly, no future grants are allowed under the 1997 Plan. Previous awards under the 2007 Plan will continue to be outstanding until they are exercised, expire or are forfeited.
     The following table summarizes information about the 1997 Plan option activity during the three months ended March 31, 2008:

Shares
Subject to
Options
Outstanding, December 31, 2007	858,262
Forfeited or expired	(11,000)

Outstanding, March 31, 2008	847,262

Exercisable, March 31, 2008	807,887

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
     The Company issued 23,499 and 20,842 shares of common stock during the three months ended March 31, 2008 and 2007, respectively, in connection with the ESPP and received total proceeds of $168,000 and $145,000, respectively.
9. Comprehensive Income (Loss)
     The Company computes comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.
     For the Company, components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects.
     Comprehensive income (loss), net of any related tax effects, was as follows:

	Three months ended
	March 31,
(in thousands)	2008	2007
Net income (loss)	$2,054	$(166)
Other comprehensive loss, net of related tax effects of $32 and $25, respectively	(62)	(41)

Total comprehensive income (loss)	$1,992	$(207)

10. Commitments and Contingencies
Other Commitments
     As of March 31, 2008, the Company had purchase obligations of approximately $46,104,000 consisting of outstanding purchase orders issued in the normal course of business.
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
11. Income Taxes
     The Company applies the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of March 31, 2008 and December 31, 2007.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At March 31, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
12. Derivatives
     During the three month period ended March 31, 2008, the Company entered into a 90 day foreign currency forward exchange contract that is not designated as a hedging instrument for accounting purposes to mitigate the foreign exchange risk of certain balance sheet items. For the three month period ended March 31, 2008, this forward exchange contract resulted in a net unrealized loss of $0.1 million. The net unrealized loss was partially offset by currency gains on foreign cash holdings in the same period. The liability for this contract is recorded in accrued liabilities and the unrealized loss is recorded in other income, net. No similar contracts were held as of December 31, 2007.
13. Fair Value Measurement
SFAS 157
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and 157-2 “Effective Date of FASB Statement 157”. FSP 157-1 amends SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination or other licensing agreement.
Valuation Hierarchy
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     The Company’s assets and liabilities that are carried at fair value and are accounted for under SFAS 157 are recorded on the balance sheet in cash and cash equivalents, short-term investments, other assets and accrued liabilities.

     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

	Fair Value Measurements at March 31, 2008 using:
	Total carrying	Quoted prices in	Significant other	Significant
	value at March	active markets	observable events	unobservable inputs
(in thousands of dollars)	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$9,419	$9,419	$—	$—
Investments in unconsolidated entities	554	554	—	—
Liabilities:
Derivative foreign currency forward exchange contract	92	—	92	—
Valuation Techniques
     Cash equivalents and investments in unconsolidated entities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Derivatives that are not exchange-traded are measured at fair value using quoted market prices for similar assets or liabilities in active markets and are classified within Level 2 of the valuation hierarchy.
SFAS 159
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS 159 as of January 1, 2008 and has not elected to measure any additional financial instruments and other items at fair value under this statement during the three month period ended March 31, 2008.
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
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 as well as the section entitled “Risk Factors” in Part II — Item 1A of this Form 10-Q, and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.

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
     Stock-based Compensation. We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement 123(R), “Share-Based Payment” (“SFAS 123R”), and apply the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 107, “Share Based-Payment (“SAB 107”) and SAB 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
     Goodwill. Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with acquisitions of our medical treadmill product line, Spacelabs Burdick Inc. (“Burdick”) and the merger transaction with Cardiac Science, Inc. (“CSI”). We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. We have determined that we have two reporting units, consisting of our general cardiology products, which include our product service business, and our majority-owned joint venture in Shanghai, China, both of which operate in the cardiology market and have similar economic and operating characteristics.
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
     We periodically evaluate whether our intangible assets are impaired. For our trade names, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For intangible assets related to developed technology, customer relationships and patent rights, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record this as a loss in our statement of operations and as a reduction to the intangible asset.
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
     Valuation of Long-Lived Assets. We review long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in our statement of operations and as a reduction to value of the asset group on our balance sheet if it is concluded that the fair value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
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
     Warranty. We provide warranty service covering many of the products and systems. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.
     Litigation and Related Expenses. During the second quarter of fiscal 2007, we entered into a Settlement Agreement with Koninklijke Philips Electronics N.V. (“Philips”) pursuant to which the parties agreed to dismiss all pending claims between the parties in consideration for cross-licenses of certain patents between the parties and a $1.0 million payment from us to Philips. The transaction was valued in accordance with Accounting Principals Board Opinion 29, “Accounting for Nonmonetary Transactions,” (“APB 29”), as amended by SFAS 153, “Exchanges of Nonmonetary Assets an amendment of APB Opinion 29,” (“SFAS 153”). The fair value of the intangible assets acquired of $7.0 million and royalty income received of $5.5 million was measured based upon estimated future royalty streams that would have been due to both parties for the use of their patents. This fair value was then limited to the net present value of the payment streams. We also recorded a gain on the transaction of $0.5 million, included in Licensing Income and Litigation Settlement, because the fair value of the intangible assets received in the transaction was estimated to exceed the fair value of the intangible assets given up and, in our case, the cash paid. The intangible assets’ value will be amortized to income based upon the remaining economic life of the patents of 13 years, which will approximate $0.5 million annually.

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
     With respect to arrangements where software is considered more than incidental to the product, the VSOE of undelivered support is deferred and the residual fair value of delivered software is recognized. Revenue from software implementation services is recognized as the services are provided (based on vendor specific objective evidence of fair value). When significant implementation activities are required, we recognize revenue from software and services upon installation. We occasionally sell software and hardware upgrades on a stand alone basis.
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
     We consider program management packages and training and other services as separate units of accounting and apply the provisions of Emerging Issues Task Force (“EITF”) consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to agreements that exist with some customers pursuant to annual or multi-year terms, are deferred and amortized on a straight-line basis over the related contract period.
     We offer optional extended service contracts to customers. Fair value is determined to be the price at which they are sold to customers in separately priced contracts. Service contract revenues are recognized on a straight-line basis over the term of the extended service contracts, which generally begin after the expiration of the original warranty period. For services performed, other than pursuant to warranty and extended service contract obligations, revenue is recognized when the service is performed and collection of the resulting receivable is reasonably assured.
     Sales Returns. We provide a reserve against revenue for estimated product returns. The amount of this reserve is evaluated quarterly based upon historical trends.

Recent Accounting Pronouncements
     In April 2008, the Financial Accounting Standards Board “FASB” issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact FSP FAS 142-3 will have on our financial position and results of operations upon adoption.
     In March of 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. We are required to and plan to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. We are currently assessing the impact of the adoption of SFAS 141R. The impact will depend upon the acquisitions, if any, we consummate after the effective date.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. We are in the process of evaluating this guidance and therefore have not yet determined the impact that SFAS 160 will have on its financial position or results of operations upon adoption.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 13, Fair Value Measurements, of this Form 10-Q for our disclosures pursuant to the effective portion of SFAS 157. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position or results of operations.
Results of Operations
Highlights of Results for the Three Months Ended March 31, 2008
•	We generated revenue of $49.0 million in the three months ended March 31, 2008, an increase of approximately 17% over the three month period ended March 31, 2007, which included overall AED growth of 27%, cardiac monitoring growth of 6% and increased service revenues of 16%.

•	We increased international product revenue by 63% during the three months ended March 31, 2008 as compared to the same period in the prior year.

•	Operating income for the three months ended March 31, 2008 was $3.0 million, compared with an operating loss of $0.4 million for the three months ended March 31, 2007.

•	We generated diluted earnings per share of $0.09 for the three months ended March 31, 2008 compared with a diluted loss per share of $0.01 for the three months ended March 31, 2007.

•	We generated cash from operations of $2.5 million.

Looking Forward
     We expect continued revenue growth, over time, in sales of our defibrillation products, as we continue to participate in the growing global AED market and as we begin to ship our new hospital defibrillator. We expect our cardiac monitoring product revenue to grow modestly over time as we increase our sales in both the domestic and international markets. We expect modest growth in service revenue over the longer term. Revenue from cardiac monitoring and defibrillation products, as well as service may fluctuate from quarter to quarter, however, due to timing of orders and other factors.
     We expect continued growth in gross profit as our revenues increase over time. However, a number of factors will affect our gross margin in the foreseeable future and our gross margin may fluctuate from period to period and over time. Factors that may cause changes in our gross margins from period to period include, but are not limited to, fluctuations in sales mix, competitive AED pricing, the effect of product cost reductions, fluctuations in foreign currencies and other factors.
     As revenues increase, we expect our operating expenses to increase, though generally at a slower rate than our overall revenue growth rate. We devote substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. Several components of our research and development efforts require significant funding, the timing of which can cause significant quarterly variability in our expenses. In addition, we intend to expand our sales and marketing activities both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as revenue increases and we expand our sales and marketing efforts in both domestic and international locations, hire additional sales and marketing personnel and initiate additional sales and marketing programs. Finally, we expect general and administrative expenses to increase somewhat in the future as we continue to develop our corporate infrastructure in support of the growth of our business. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.
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
     Revenues for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2008	2007 to 2008	March 31, 2007
Defibrillation products	$26,617	26.5%	$21,038
% of revenue	54.4%		50.5%
Cardiac monitoring products	17,722	6.4%	16,653
% of revenue	36.2%		40.0%
Service	4,620	16.1%	3,979
% of revenue	9.4%		9.5%

Total revenues	$48,959	17.5%	$41,670

     Defibrillation products revenue increased significantly for the three month period ended March 31, 2008 from the comparable period in 2007 due to strong growth throughout Europe and Asia. Domestic defibrillation sales decreased by 4% and international sales grew by 63%.
     Cardiac monitoring products revenue increased by 6% for the three month period ended March 31, 2008 from the comparable period in 2007. The increase in our cardiac monitoring revenue is due in part to the restructure of our domestic sales organization in an effort to provide a wider range of products to the hospital and physician office markets, as well as increases in purchases of our products for use in physician's offices.
     Service revenue increased 16% for the three month period ended March 31, 2008 from the comparable period in 2007 due primarily to enhanced focus and promotion by our sales and marketing personnel on selling AED training and program management services.

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
     Gross profit for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2008	2007 to 2008	March 31, 2007
Products	$22,807	21.0%	$18,854
% of products revenue	51.4%		50.0%
Service	1,391	35.6%	1,026
% of service revenue	30.1%		25.8%

Total gross profit	$24,198	21.7%	$19,880

% of total revenue	49.4%		47.7%
     Gross profit from products increased for the three month period ended March 31, 2008 from the comparable period in 2007 due principally to manufacturing efficiencies and, to a lesser extent, to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products.
     Gross profit from service increased for the three month period ended March 31, 2008 from the comparable period in 2007 due principally to increased revenue, spread over a partially fixed expense base.
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
     Litigation and related expenses include settlement costs and legal fees related primarily to three cases which we settled in the first half of 2007.

     Operating expenses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2008	2007 to 2008	March 31, 2007
Research and development (including stock-based compensation expense of $70 and $79)	$3,863	29.5%	$2,982
% of total revenue	7.9%		7.2%

Sales and marketing (including stock-based compensation expense of $191 and $234)	12,189	9.7%	11,108
% of total revenue	24.9%		26.7%

General and administrative (including stock-based compensation expense of $229 and $216)	5,125	13.6%	4,512
% of total revenue	10.5%		10.8%

Litigation and related expenses	—		1,688
% of total revenue	0.0%	(100.0%)	4.1%

Total operating expenses	$21,177	4.4%	$20,290

% of total revenue	43.3%		48.7%
     The increase in research and development expenses for the three month period ended March 31, 2008 from the comparable period in 2007 was due primarily to increased labor and outside contractor costs related to development of new versions of certain of our products.
     The increase in sales and marketing expenses for the three month period ended March 31, 2008 from the comparable period in 2007 was due in part to higher commissions related to higher total revenues, which increased 17% from the comparable period in 2007. In addition, employee related labor costs increased for the three month period ended March 31, 2008 due in part to increases in staffing levels to promote growth and increased investments in marketing programs and activities to facilitate future growth.
     The increase in general and administrative expenses for the three month period ended March 31, 2008 from the comparable period in 2007 was due primarily to increases in payroll and benefit related costs.
     Litigation and related expenses during the three month period ended March 31, 2007 totaled $1.7 million, comprised of legal fees related primarily to the three cases which were settled between April and July of 2007. We had no expenses related to these same cases for the three month period ended March 31, 2008.
Other Income and Expense
     Interest income increased as a result of increased average cash balances for the month periods ended March 31, 2008 over the comparable periods in 2007.
     Total other income, net was $0.3 million and $0.1 million for the three month periods ended March 31, 2008 and 2007, respectively. Other income, net for the three month period ended March 31, 2008 consisted primarily of income from sub-lease agreements at facilities acquired as part of the merger transaction of $0.1 million and net foreign exchange gains of $0.1 million. Other income, net for the three month period ended March 31, 2007 consisted primarily of income from sub-lease agreements at facilities acquired as part of the merger transaction of $0.1 million.
Income Taxes
     During the three month period ended March 31, 2008, we recorded tax expense of $1.2 million compared to a tax benefit of $0.1 million in the three month period ended March 31, 2007. Our worldwide effective tax rate for the three month period ended March 31, 2008 was 37%, compared to a worldwide effective tax rate benefit of 29% for the same period in the prior year. This increase was due primarily to estimates of 2008 pre-tax income, certain differences between book and tax income and estimates of various expected state and federal tax credits. We estimate the worldwide effective tax rate for the year ended December 31, 2008 will be approximately 37%.

Liquidity and Capital Resources

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2008	2007 to 2008	March 31, 2007
Casl flow provided by operating activities	$2,460	8.6%	$2,266
Cash flow used in investing activities	(240)	(20.0%)	(200)
Cash flow provided by financing activities	111	(46.1%)	206

Total change in cash	$2,331	(2.6%)	$2,272

     Cash flows provided by operating activities of $2.5 million for the three month period ended March 31, 2008 resulted from our net income of $2.1 million plus net non-cash items included in net income of $3.5 million, reduced by a net increase in working capital, excluding cash, of $3.1 million. Cash flows provided by operating activities of $2.3 million for the three month period ended March 31, 2007 resulted from our net loss of $0.2 million plus net non-cash items included in this net loss of $2.1 million, and a net decrease in working capital, excluding cash, of $0.3 million.
     Net cash flows used in investing activities for the three month period ended March 31, 2008 consisted of payments for capital expenditures, partially offset by proceeds from maturities of short-term investments. Net cash flows used in investing activities for the three month period ended March 31, 2007 consisted of payments for capital expenditures and purchases of short term investments, partially offset by proceeds from maturities of short term investments. In addition, the three month periods ended March 31, 2008 and 2007included payments of acquisition costs related to the merger transaction with CSI of $0.2 million and $0.3 million, respectively.
     Net cash flows provided by financing activities for the three month periods ended March 31, 2008 and 2007, respectively, consisted of proceeds from exercises of stock options and sales of common stock under our ESPP less minimum tax withholdings on restricted stock awards remitted to taxing authorities.
     As of March 31, 2008, our cash and cash equivalents totaled $22.5 million and we had no short-term investments. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
     We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets were pledged as collateral for the line of credit. At March 31, 2008, we did not have any borrowings under this or any other line of credit.
     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 (as well as those included in Part II — Item 1A of this Form 10-Q). In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
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
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Our financial results could be impacted by the credit risk of our customers
     We have exposure to the credit risks of some of our customers. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay, and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of major customer’s creditworthiness or actual defaults are higher than expected future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results.
     With the exception of the risk factor above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.
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

Date: May 12, 2008