Form 10-Q
period 2008-06-30
Cardiac Science CORP
filed 2008-08-08
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
☐ Yes  ☑ No
     The number of shares outstanding of the registrant’s common stock as of August 4, 2008 was 22,862,625.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except per share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$27,721	$20,159
Short-term investments	-	350
Accounts receivable, net of allowance for doubtful accounts of $606 and $500, respectively	29,439	29,439
Inventories	22,565	21,794
Deferred income taxes, net	9,582	9,558
Prepaid expenses and other current assets	3,113	2,509

Total current assets	92,420	83,809
Other assets	438	125
Machinery and equipment, net of accumulated depreciation and amortization of $14,262 and $13,065, respectively	5,244	5,056
Deferred income taxes, net	27,826	30,288
Intangible assets, net of accumulated amortization of $11,906 and $9,927, respectively	33,281	35,053
Investments in unconsolidated entities	655	727
Goodwill	107,613	107,613

Total assets	$267,477	$262,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,622	$12,792
Accrued liabilities	10,430	11,075
Warranty liability	3,549	3,211
Deferred revenue	7,651	8,141

Total current liabilities	34,252	35,219
Other liabilities	-	54

Total liabilities	34,252	35,273
Minority interests	298	127
Commitments and contingencies
Shareholders’ Equity:

Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of June 30, 2008 and December 31, 2007, respectively	-	-
Common stock (65,000,000 shares authorized), $0.001 par value, 22,849,205 and 22,781,648 shares issued and outstanding at June 30, 2008 December 31, 2007, respectively	225,602	224,250
Accumulated other comprehensive income	131	167
Retained earnings	7,194	2,854

Total shareholders’ equity	232,927	227,271

Total liabilities and shareholders’ equity	$267,477	$262,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Revenues:
Products	$47,257	$40,787	$91,596	$78,478
Service	4,875	4,102	9,495	8,081

Total revenues	52,132	44,889	101,091	86,559

Cost of Revenues:
Products	22,929	19,949	44,461	38,786
Service	3,240	3,174	6,469	6,127

Total cost of revenues	26,169	23,123	50,930	44,913

Gross profit	25,963	21,766	50,161	41,646

Operating Expenses:
Research and development	3,796	3,090	7,659	6,072
Sales and marketing	13,047	11,445	25,236	22,553
General and administrative	5,347	4,933	10,472	9,445
Litigation and related expenses	-	2,029	-	3,717
Licensing income and litigation settlement	-	(6,000)	-	(6,000)

Total operating expenses	22,190	15,497	43,367	35,787

Operating income	3,773	6,269	6,794	5,859

Other Income (Expense):
Interest income (expense), net	163	74	278	96
Other income (expense), net	(125)	327	86	452

Total other income	38	401	364	548

Income before income tax expense and minority interests	3,811	6,670	7,158	6,407
Income tax expense	(1,407)	(2,155)	(2,647)	(2,080)

Income before minority interests	2,404	4,515	4,511	4,327
Minority interests	(118)	15	(171)	37

Net income	$2,286	$4,530	$4,340	$4,364

Net income per share - basic	$0.10	$0.20	$0.19	$0.19
Net income per share - diluted	$0.10	$0.19	$0.19	$0.19
Weighted average shares outstanding - basic	22,806,307	22,689,932	22,729,858	22,651,053
Weighted average shares outstanding - diluted	23,246,240	23,283,471	23,277,135	23,187,206
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Operating Activities:
Net income	$2,286	$4,530	$4,340	$4,364
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	488	562	1,046	1,175
Depreciation and amortization	1,624	1,706	3,233	3,312
Loss on disposal of equipment	-	1	-	4
Licensing income and litigation settlement	-	(6,000)	-	(6,000)
Deferred income taxes	1,292	2,027	2,462	1,952
Minority interests	118	(16)	171	(38)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	2,688	(102)	(313)	(360)
Inventories	(141)	(1,934)	(749)	(2,541)
Prepaid expenses and other assets	(61)	(432)	(624)	(1,016)
Accounts payable	(1,857)	372	(236)	2,555
Accrued liabilities	955	1,904	(384)	1,266
Warranty liability	102	297	338	373
Deferred revenue	(1,160)	460	(490)	595

Net cash provided by operating activities	6,334	3,375	8,794	5,641

Investing Activities:
Purchases of short-term investments	-	(395)	-	(544)
Maturities of short-term investments	-	149	350	696
Purchase of patents as part of litigation settlement	-	(1,000)	-	(1,000)
Purchases of machinery and equipment	(1,008)	(494)	(1,442)	(822)
Cash paid for acquisitions	(268)	(292)	(424)	(562)

Net cash used in investing activities	(1,276)	(2,032)	(1,516)	(2,232)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	173	387	346	601
Minimum tax withholding on restricted stock awards	-	-	(62)	(8)

Net cash provided by financing activities	173	387	284	593

Net change in cash and cash equivalents	5,231	1,730	7,562	4,002
Cash and cash equivalents, beginning of period	22,490	12,091	20,159	9,819

Cash and cash equivalents, end of period	$27,721	$13,821	$27,721	$13,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
          Cardiac Science Corporation (the “Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph systems, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (informatics) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. The Company is the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. The Company distributes its products in more than 100 countries worldwide, with operations in North America, Europe, and Asia.
     Basis of Presentation
          The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2008, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2008 and 2007 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2007 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
     Use of Estimates
          The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the collectability of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, intra-period tax allocation, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill and patent rights, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.
     Net Income Per Share
          In accordance with Statement of Financial Accounting Standard, (“SFAS”), 128, “Computation of Earnings Per Share” (“SFAS 128”) basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

          The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2008	2007	2008	2007
Numerator:
Net income	$2,286	$4,530	$4,340	$4,364

Denominator:
Weighted average shares for basic calculation	22,806,307	22,689,932	22,729,858	22,651,053
Incremental shares from employee stock options and ESPP	439,933	593,539	547,277	536,153

Weighted average shares for diluted calculation	23,246,240	23,283,471	23,277,135	23,187,206

          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Antidilutive shares issuable upon exercise of stock options	2,545,957	2,531,423	2,550,979	2,860,630
Antidilutive shares issuable upon exercise of warrants	246,609	328,609	246,609	329,609
Antidilutive shares related to non-vested stock awards and ESPP	449,589	165,156	337,224	216,743

Total	3,242,155	3,025,188	3,134,812	3,406,982

     Customer and Vendor Concentrations
          The following table summarizes the customer accounting for 10% or more of total revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Customer	2008	2007	2008	2007
Customer 1	20%	*	17%	10%

* Did not exceed 10%.
          Although other sales channels could ultimately be utilized, the loss of one of these customers’ could impact our total revenues.
          The following table summarizes the vendor accounting for 10% or more of purchases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Vendor	2008	2007	2008	2007
Vendor 1	16%	14%	15%	12%
          Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
     Reclassifications
          Certain reclassifications of prior period balances have been made for consistent presentation with the current period. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

     Recent Accounting Pronouncements
          In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact FSP FAS 142-3 will have on the Company’s financial position and results of operations upon adoption.
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
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. The Company is currently assessing the impact SFAS 160 will have on the Company’s financial position and results operations upon adoption.
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

          The following table summarizes revenues by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Defibrillation products	31,683	24,083	58,299	45,122
Cardiac monitoring products	$15,574	$16,704	$33,297	$33,356
Service	4,875	4,102	9,495	8,081

Total	$52,132	$44,889	$101,091	$86,559

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Domestic	$31,320	$35,143	$63,541	$66,591
Foreign	20,812	9,746	37,550	19,968

Total	$52,132	$44,889	$101,091	$86,559

          Foreign revenue includes $10,263,000 and $4,082,000 attributed to Japan for the three months ended June 30, 2008 and 2007, respectively and $16,908,000 and $8,920,000 for the six months ended June 30, 2008 and 2007, respectively.
          All material intangible assets are domestic. Long-lived assets located outside of the United States are not material.
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
          At June 30, 2008, restructuring costs of $369,000 related to vacated facilities have been included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet and will be paid over the remaining lease terms ending in January 2009. Employee severance and retention costs were fully paid by August 2007.

	Balance at		Balance at
	December 31,	Cash	June 30,
(in thousands)	2007	Expenditures	2008
Vacated facilities	$679	$(310)	$369

4. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	June 30,	December 31,
(in thousands)	2008	2007
Raw materials	$17,990	$16,543
Finished goods	4,575	5,251

Total inventories	$22,565	$21,794

5. Intangible Assets
          The following table sets forth the balances of intangible assets at June 30, 2008 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$-	$3,400
Cardiac Science trade name		11,380	-	11,380
Cardiac Science Deutschland trade name		207	-	207

Total intangible assets not subject to amortization		14,987	-	14,987

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(4,902)	3,748
Cardiac Science developed technology	8 years	11,330	(4,013)	7,317
Burdick distributor relationships	10 years	1,400	(770)	630
Burdick developed technology	7 years	860	(676)	184
Patents and patent applications	5-10 years	960	(917)	43
Philip’s patent rights	13 years	7,000	(628)	6,372

Total intangible assets subject to amortization		30,200	(11,906)	18,294

Total		$45,187	$(11,906)	$33,281

          The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2008	$3,958
2009	3,958
2010	3,258
2011	2,104
2012	2,102
Thereafter	4,893
6. Credit Facility
          The Company has a $10,000,000 line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At June 30, 2008 and 2007 the Company did not have any borrowings under this or any other line of credit.

7. Warranty Liability
          Changes in the warranty liability for the six months ended June 30, 2008 were as follows:

Six months ended
(in thousands)	June 30, 2008
Warranty liability, beginning of the period	$3,211
Charged to product cost of revenues	1,553
Warranty expenditures	(1,215)

Warranty liability, end of the period	$3,549

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
          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock options plans:
Volatility	48.2%	49.5%	48.4%	49.5%
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	3.5%	4.8%	3.4%	4.8%
Expected dividend yield	-	-	-	-
Fair value of options granted	$4.84	$5.96	$4.35	$5.62

Employee stock purchase plan:
Volatility	27.0%	37.0%	27.0%	37.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.5%	4.5%	4.5%	4.5%
Expected dividend yield	-	-	-	-
Fair value of employee stock purchase rights	$2.01	$2.14	$2.01	$2.14

Non-vested stock:*
Fair value of non-vested stock awards granted	$9.44	$-	$9.02	$9.07
* Non-vested stock awards were not issued in the three months ended June 30, 2007.
          The Company estimates the expected term of “plain vanilla” share options using the “simplified method” in accordance with SEC Staff Accounting Bulletin 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”) and SFAS 123(R) “Share Based Payments” (“SFAS 123R”).
          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of June 30, 2008:

Outstanding shares - 2002 Plan	2,104,520
Outstanding shares - 1997 Plan	836,312
Stock options available for grant	905,923
Outstanding non-vested stock awards	404,648
Employee stock purchase plan shares available for issuance	794,127

Total common shares reserved for future issuance	5,045,530

          2002 Plan - The Company’s 2002 Stock Incentive Plan (the“2002 Plan”) allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock (including non-vested stock awards), all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.
          The following table summarizes information about the 2002 Plan option activity during the three and six months ended June 30, 2008:

Shares
Subject to
Options
Outstanding, December 31, 2007	2,106,842
Granted	52,500
Exercised	(4,041)
Forfeited or expired	(27,451)

Outstanding, March 31, 2008	2,127,850
Granted	12,500
Exercised	(5,541)
Forfeited or expired	(30,289)

Outstanding, June 30, 2008	2,104,520

Exercisable, June 30, 2008	1,661,035

          Non-vested Stock Awards – As part of the 2002 Plan, the stock award program offers employees and directors the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
          The following table summarizes information about the non-vested stock award activity during the three and six months ended June 30, 2008:

Shares
Non-vested balance, December 31, 2007	152,974
Granted	253,269
Vested	(19,587)
Forfeited	(5,075)

Non-vested balance, March 31, 2008	381,581
Granted	43,891
Vested	-
Forfeited	(20,824)

Non-vested balance, June 30, 2008	404,648

          1997 Plan - The Company’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) provided for the granting of incentive stock options to employees of the Company, including officers, and nonqualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. Shares authorized under the 1997 Plan are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 plan expired in 2007. Accordingly, no future grants are allowed under the 1997 Plan. Previous awards under the 2007 Plan will continue to be outstanding until they are exercised, expire or are forfeited.

          The following table summarizes information about the 1997 Plan option activity during the three and six months ended June 30, 2008:

Shares
Subject to
Options
Outstanding, December 31, 2007	858,262
Forfeited or expired	(11,000)

Outstanding, March 31, 2008	847,262
Forfeited or expired	(10,950)
Outstanding, June 30, 2008	836,312

Exercisable, June 30, 2008	796,937

          Employee Stock Purchase Plan - The Company has an ESPP which was established by Quinton in 2002 and was assumed by the Company in connection with the merger transaction. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
          The Company issued 21,030 and 21,235 shares of common stock during the three months ended June 30, 2008 and 2007, respectively, and 44,529 and 42,077 shares of common stock during the six months ended June 30, 2008 and 2007, respectively, in connection with the ESPP and received total proceeds of $150,000, $147,000, $318,000 and $292,000, respectively.
9. Comprehensive Income
          The Company computes comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.
          For the Company, components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects.
          Comprehensive income, net of any related tax effects, was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Net income	$2,286	$4,530	$4,340	$4,364
Other comprehensive income (loss), net of related tax effects of ($8), $114, $24 and $89, respectively	26	194	(36)	153

Total comprehensive income	$2,312	$4,724	$4,304	$4,517

10. Commitments and Contingencies
     Other Commitments
          As of June 30, 2008, the Company had purchase obligations of approximately $48,814,000 consisting of outstanding purchase orders issued in the normal course of business.

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
11. Income Taxes
          The Company applies the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of June 30, 2008 and December 31, 2007.
          The Company is subject to U.S. federal income tax and income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
          The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
12. Derivatives
          In 2008, the Company entered into foreign currency forward exchange contracts, that are not designated as hedging instruments for accounting purposes, to mitigate the foreign exchange risk of certain balance sheet items. These forward exchange contracts resulted in insignificant realized and unrealized losses in both the three and six month periods ended June 30, 2008. The net realized and unrealized losses were partially offset by currency gains on foreign cash holdings and outstanding receivables denominated in foreign currencies during the same period. The liabilities for these contracts are recorded in accrued liabilities and the realized and unrealized losses are recorded in other income (expense), net. No similar contracts were held as of December 31, 2007.
13. Fair Value Measurement
          In September 2006, the FASB issued SFAS 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
          Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2 “Effective Date of FASB Statement 157”. FSP 157-1 amends SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
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
     Valuation Hierarchy
          SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
          The Company’s assets and liabilities that are carried at fair value and are accounted for under SFAS 157 are recorded on the balance sheet in cash and cash equivalents, short-term investments, other assets and accrued liabilities.
          The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 using:
	Total carrying	Quoted prices in	Significant other	Significant
	value at June 30,	active markets	observable events	unobservable inputs
(in thousands of dollars)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$17,467	$10,388	$7,079	$-
Investments in unconsolidated entities	575	575	-	-
Liabilities:
Derivative foreign currency forward exchange contracts	112	-	112	-
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS 159 as of January 1, 2008 and has not elected to measure any additional financial instruments or other items at fair value under this statement during the six month period ended June 30, 2008.
14. Acquisitions
          On April 23, 2008, the Company completed an acquisition of a former distributor, under the purchase method of accounting. The total estimated purchase price was allocated to the tangible and indentifable intangible assets acquired and liabilities assumed in connection with the acquisition, based on their fair values as of the closing date. The purchase consideration of $148,000 was allocated to a trade name valued at $202,000, other assets of $12,000, and accounts payable of $66,000. Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the trade name and accordingly has considered the useful life of the trade name to be indefinite.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward- looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to various uncertainties.
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
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
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
          Deferred Tax Assets and Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to determine our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision in the statement of operations. We use our judgment to determine our provision for income taxes, and any valuation allowance recorded against our net deferred tax assets.
          Stock-based Compensation. We account for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement 123(R), “Share-Based Payment” (“SFAS 123R”), and apply the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”)107, “Share-Based Payment” (“SAB 107”) and SAB 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
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
          Intangible Assets. Our intangible assets are comprised primarily of trade names, developed technology, patent rights and customer relationships, all of which were acquired in our acquisition of Burdick in 2003, the merger transaction with CSI in 2005, the cross-licensing agreement with Koninklijke Philips Electronics N.V. (“Philips”) in 2007 and the acquisition of Cardiac Science Deutschland in 2008. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.
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
          Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on our consolidated financial statements as a whole.
          Warranty. We provide warranty service covering many of our products and systems. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based in part on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.

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
          In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. We are currently assessing the impact SFAS 160 will have on our financial position and results of operations upon adoption.
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
Results of Operations
     Highlights of Results for the Three and Six Month Periods Ended June 30, 2008
•	We generated revenue of $52.1 million in the three month period ended June 30, 2008, an increase of approximately 16% over the three month period ended June 30, 2007. This included overall AED growth of 32% and increased service revenues of 19%, partially offset by a decrease in cardiac monitoring revenues of 7%.

•	We generated revenue of $101.1 million in the six month period ended June 30, 2008, an increase of approximately 17% over the six month period ended June 30, 2007. This included overall AED growth of 29% and increased service revenues of 18%, while cardiac monitoring revenue remained stable.

•	Gross margins were 49.8% and 49.6% during the three and six month periods ended June 30, 2008, respectively, up significantly from 48.5% and 48.1% during the three and six month periods ended June 30, 2007, respectively.

•	International product revenue increased by 113% and 87% during the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in the prior year.

•	We re-commenced shipments of our hospital defibrillator, which contributed meaningful increases to defibrillation revenues during the three month period ended June 30, 2008.

•	Operating income for the three and six month periods ended June 30, 2008 was $3.8 million and $6.8 million, respectively, compared with operating income of $6.3 million and $5.9 million, respectively, for the comparable periods in the prior year. Operating income for the three and six months ended June 30, 2007 included the net benefit of licensing income in excess of litigation expenses of $4.0 million and $2.3 million, respectively.

•	We generated diluted earnings per share of $0.10 and $0.19 for the three and six month periods ended June 30, 2008, respectively, compared with diluted earnings per share of $0.19 and $0.19 for the three and six month periods ended June 30, 2007.

•	We generated cash from operations of $6.3 million and $8.8 million for the three and six month periods ended June 30, 2008, respectively.
     Looking Forward
               We expect continued revenue growth, over time, in sales of our defibrillation products, as we continue to expand our presence in the global AED market and as we continue to increase shipments of our hospital defibrillator. We expect our cardiac monitoring product revenue to grow modestly over time as we increase our sales in both the domestic and international markets. We expect continued growth in service revenue over the longer term. Revenue from all of our business lines may fluctuate from quarter to quarter, however, due to timing of orders and other factors.
               We expect continued growth in gross profit as our revenues increase over time. However, a number of factors will affect our gross margin in the foreseeable future and our gross margin may fluctuate from period to period and over time. Factors that may cause changes in our gross margins from period to period include, but are not limited to, fluctuations in sales mix, competitive pricing, the effect of product cost reductions, fluctuations in foreign currencies and other factors.
               As revenues increase, we expect our aggregate operating expenses to increase, though generally at a slower rate than our overall revenue growth rate. We devote substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers. As a result, our research and development expenses are expected to increase in the future. Several components of our research and development efforts require significant funding, the timing of which can cause significant quarterly variability in our expenses. In addition, we intend to expand our sales and marketing activities, both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will increase as revenue increases and we expand our sales and marketing efforts in both domestic and international locations, hire additional sales and marketing personnel and initiate additional sales and marketing programs. Finally, we expect general and administrative expenses to increase somewhat in the future as we continue to develop our corporate infrastructure in support of the growth of our business. In addition to these operating expenses, we expect stock-based compensation expense to continue to be a significant ongoing expense.

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
          Revenues for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2008	2007 to 2008	June 30, 2007	June 30, 2008	2007 to 2008	June 30, 2007

Defibrillation products	$31,683	31.6%	$24,083	$58,299	29.2%	$45,122
% of revenue	60.8%		53.7%	57.8%		52.2%
Cardiac monitoring products	15,574	(6.8%)	16,704	33,297	(0.2%)	33,356
% of revenue	29.9%		37.2%	32.9%		38.5%
Service	4,875	18.8%	4,102	9,495	17.5%	8,081
% of revenue	9.4%		9.1%	9.4%		9.3%

Total revenues	$52,132	16.1%	$44,889	$101,091	16.8%	$86,559

     Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007
          Defibrillation products revenue increased significantly for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 due to strong growth throughout Europe and Asia, which increased by 129% and 100%, respectively, during the period. This increase was partially offset by a 22% and 15% decrease, respectively, in domestic defibrillation products revenue which was due in part to exceptionally high revenue in the prior year that included mandated, multi-million dollar school and corporate AED deployments.
          Cardiac monitoring products revenue decreased by 7% for the three month period ended June 30, 2008 from the comparable period in 2007 and remained relatively flat for the six month period ended June 30, 2008 from the comparable period in 2007. We believe this is due, in part, to weakening of general economic conditions resulting in longer buying cycles and deferred purchasing decisions for customers in this portion of our business.
          Service revenue increased 19% and 18%, respectively, for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 due primarily to the success of our continued focus on and promotion of our AED training and program management services, and to a lesser extent on growth in our cardiac monitoring service contract sales.

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
          Gross profit for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2008	2007 to 2008	June 30, 2007	June 30, 2008	2007 to 2008	June 30, 2007

Products	$24,328	16.7%	$20,838	$47,135	18.8%	$39,692
% of products revenue	51.5%		51.1%	51.5%		50.6%
Service	1,635	76.2%	928	3,026	54.9%	1,954
% of service revenue	33.5%		22.6%	31.9%		24.2%

Total gross profit	$25,963	19.3%	$21,766	$50,161	20.4%	$41,646

% of total revenue	49.8%		48.5%	49.6%		48.1%
     Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007
          Gross profit from products increased for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products and to a lesser extent to manufacturing efficiencies.
          Gross profit from service increased for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 due in part to increased sales of higher value-added offerings and general growth in service revenue while costs remain relatively fixed.
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

          Litigation and related expenses include settlement costs and legal fees related primarily to three cases which we settled in the first half of 2007.
          Operating expenses for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2008	2007 to 2008	June 30, 2007	June 30, 2008	2007 to 2008	June 30, 2007

Research and development (including stock-based compensation expense of $70, $81, $140 and $160)	$3,796	22.8%	$3,090	$7,659	26.1%	$6,072
% of total revenue	7.3%		6.9%	7.6%		7.0%

Sales and marketing (including stock-based compensation expense of $185, $196, $376 and $431)	13,047	14.0%	11,445	25,236	11.9%	22,553
% of total revenue	25.0%		25.5%	25.0%		26.1%

General and administrative (including stock-based compensation expense of $173, $210, $402 and $426)	5,347	8.4%	4,933	10,472	10.9%	9,445
% of total revenue	10.3%		11.0%	10.4%		10.9%

Litigation and related expenses	-	n/m	2,029	-	n/m	3,717
% of total revenue	0.0%		4.5%	0.0%		4.3%

Licensing income and litigation settlement	-	n/m	(6,000)	-	n/m	(6,000)
% of total revenue	0.0%		(13.4%)	0.0%		(6.9%)

Total operating expenses	$22,190	43.2%	$15,497	$43,367	21.2%	$35,787

% of total revenue	42.6%		34.5%	42.9%		41.3%
     Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007
          The increase in research and development expenses for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 was due primarily to higher labor and outside contractor costs related to increased investment in future versions of our products.
          The increase in sales and marketing expenses for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 was due primarily to higher commissions related to higher total revenues, higher selling expenses from foreign subsidiaries where we have added a direct presence and the timing of expenses associated with annual sales meetings. In addition, payroll and benefit related costs increased due to higher staffing and additional investments were made in marketing programs and activities to facilitate future growth.
          The increase in general and administrative expenses for the three and six month periods ended June 30, 2008 from the comparable periods in 2007 was due primarily to increases in payroll and benefit related costs and increased bad debt expense.
          Litigation and related expenses during the three and six month periods ended June 30, 2007 totaled $2.0 million and $3.7 million, respectively, comprised of legal fees related primarily to the three cases which were settled between April and July of 2007. We had no expenses related to these same cases for the three and six month periods ended June 30, 2008.
          Licensing income and litigation settlement during the three and six month periods ending June 30, 2007 included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. We had no similar settlements for the three and six month periods ended June 30, 2008.

     Other Income and Expense
          Interest income increased as a result of increased average cash balances for the three and six month periods ended June 30, 2008 over the comparable periods in 2007.
          Total other income (expense), net was ($0.1) million and $0.1 million for the three and six month periods ended June 30, 2008, respectively and $0.3 million and $0.5 million for the three and six month periods ended June 30, 2007, respectively. Other income (expense), net for the three and six month periods ended June 30, 2008 consisted primarily of net foreign exchange losses of $0.3 million and $0.2 million, respectively, partially offset by income from royalty agreements of $0.1 million in both periods. Other income (expense), net for the three and six month periods ended June 30, 2007 consisted primarily of royalties of $0.2 million in both periods and income from sub-lease agreements at facilities acquired as part of the merger of $0.1 million and $0.2 million, respectively.
     Income Taxes
          During the three and six month periods ended June 30, 2008, we recorded income tax expense of $1.4 million and $2.6 million, respectively, compared to income tax expense of $2.2 million and $2.1 million, respectively, in the three and six month periods ended June 30, 2007. Our worldwide effective tax rate for the three and six month periods ended June 30, 2008 was 37%, compared to a worldwide effective tax rate of 32% for the same periods in the prior year. We record our quarterly provision for income taxes based on our estimated worldwide effective tax rates for the full year, which are determined based on estimates of pre-tax income for the full year, expected differences between book and tax income and expected state and federal tax credits. The increase in the worldwide effective tax rate in 2008 compared to the 2007 rate is due primarily to a difference in our expectation regarding federal research and development tax credits, which expired as of December 31, 2007 and, to a lesser extent to differences in other factors. If the federal research and development tax credit provision is reenacted, we would expect our worldwide effective tax rate for the year ended December 31, 2008 to be approximately 34%. If this provision is not reenacted, we estimate the worldwide effective tax rate for the year ended December 31, 2008 will be approximately 37%.
     Liquidity and Capital Resources
          Cash flows for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2008	2007 to 2008	June 30, 2007	June 30, 2008	2007 to 2008	June 30, 2007

Cash provided by operating activities	$6,334	87.7%	$3,375	$8,794	55.9%	$5,641
Cash used in investing activities	(1,276)	37.2%	(2,032)	(1,516)	32.1%	(2,232)
Cash provided by financing activities	173	(55.35)%	387	284	(52.1%)	593

Total change in cash	$5,231	202.4%	$1,730	$7,562	89.0%	$4,002

          Cash flows provided by operating activities of $6.3 million for the three month period ended June 30, 2008 resulted from our net income of $2.3 million plus net non-cash items included in net income of $3.5 million and a net decrease in working capital, excluding cash, of $0.5 million. Cash flows provided by operating activities of $3.4 million for the three month period ended June 30, 2007 resulted from our net income of $4.5 million less net non-cash items included in net income of $1.7 million, and a net decrease in working capital, excluding cash, of $0.6 million.

          Cash flows provided by operating activities of $8.8 million for the six month period ended June 30, 2008 resulted from our net income of $4.3 million plus net non-cash items included in net income of $6.9 million and a net increase in working capital, excluding cash, of $2.5 million. Cash flows provided by operating activities of $5.6 million for the six month period ended June 30, 2007 resulted from our net income of $4.4 million less net non-cash items included in net income of $0.4 million, and a net decrease in working capital, excluding cash, of $0.8 million.
          Net cash flows used in investing activities of $1.3 million for the three month period ended June 30, 2008 consisted primarily of payments for capital expenditures of $1.0 million related primarily to investments in information technology and research and development. Net cash flows used in investing activities of $2.0 million for the three month period ended June 30, 2007 consisted primarily of a payment of $1.0 million in consideration of certain patent rights received as part of the Philips Settlement Agreement as well as payments for capital expenditures of $0.5 million and purchases of short-term investments of $0.4 million, partially offset by proceeds from maturities of short-term investments of $0.1 million.
          Net cash flows used in investing activities of $1.5 million for the six month period ended June 30, 2008 consisted primarily of payments for capital expenditures of $1.4 million related primarily to investments in information technology and research and development. Net cash flows used in investing activities of $2.2 million for the six month period ended June 30, 2007 consisted primarily of a payment of $1.0 million in consideration of certain patent rights received as part of the Philips Settlement Agreement as well as payments for capital expenditures of $0.8 million and purchases of short-term investments of $0.5 million, partially offset by proceeds from maturities of short-term investments of $0.7 million.
          Net cash flows provided by financing activities for the three and six month periods ended June 30, 2008 and 2007, consisted of proceeds from exercises of stock options and sales of common stock under our ESPP less minimum tax withholdings on restricted stock awards remitted to taxing authorities.
           As of June 30, 2008, our cash and cash equivalents totaled $27.7 million and we had no short-term investments. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
          We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets were pledged as collateral for the line of credit. At June 30, 2008, we did not have any borrowings under this or any other line of credit.
          We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 (as well as those included in Part II — Item 1A of this Form 10-Q). In addition, we are continually considering acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
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
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          We are subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     Our financial results could be impacted by the credit risk of our customers
          We have exposure to the credit risks of some of our customers. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay, and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of major customer’s creditworthiness or actual defaults are higher than expected, future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results.
          With the exception of the risk factor above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          At our annual meeting of stockholders held on May 22, 2008, the following action was taken:
          Election of directors for a three-year term expiring at the 2011 annual meeting:

	For	Withheld
W. Robert Berg	15,973,035	616,842
John R. Hinson	16,123,129	466,748
Ray E. Newton, III	16,355,638	234,242
Current directors whose terms are continuing after the 2008 annual meeting are Jue-Hsien Chern, Ph.D, Raymond W. Cohen, Timothy C. Mickelson, Ruediger Naumann-Etienne, Ph.D, and Jeffrey O’Donnell, Sr.
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
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: August 8, 2008