Form 10-Q
period 2008-09-30
Cardiac Science CORP
filed 2008-11-10
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of November 3, 2008 was 22,937,397

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$32,595	$20,159
Short-term investments	845	350
Accounts receivable, net of allowance for doubtful accounts of $613 and $500, respectively	30,278	29,439
Inventories	23,493	21,794
Deferred income taxes	9,556	9,558
Prepaid expenses and other current assets	2,901	2,509

Total current assets	99,668	83,809
Other assets	400	125
Machinery and equipment, net of accumulated depreciation and amortization of $14,815 and $13,065, respectively	5,677	5,056
Deferred income taxes	26,333	30,288
Intangible assets, net of accumulated amortization of $12,895 and $9,927, respectively	32,272	35,053
Investments in unconsolidated entities	725	727
Goodwill	107,613	107,613

Total assets	$272,688	$262,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,031	$12,792
Accrued liabilities	11,392	11,075
Warranty liability	4,374	3,211
Deferred revenue	8,206	8,141

Total current liabilities	36,003	35,219
Other liabilities	—	54

Total liabilities	36,003	35,273
Minority interests	384	127
Commitments and contingencies
Shareholders’ Equity:

Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of September 30, 2008 and December 31, 2007, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,936,193 and 22,781,648 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	226,524	224,250
Accumulated other comprehensive income	105	167
Retained earnings	9,672	2,854

Total shareholders’ equity	236,301	227,271

Total liabilities and shareholders’ equity	$272,688	$262,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2008	2007	2008	2007
Revenues:
Products	$49,387	$41,145	$140,984	$119,623
Service	4,619	3,999	14,113	12,080

Total revenues	54,006	45,144	155,097	131,703

Cost of Revenues:
Products	24,799	19,749	69,260	58,535
Service	3,088	3,252	9,557	9,379

Total cost of revenues	27,887	23,001	78,817	67,914

Gross profit	26,119	22,143	76,280	63,789

Operating Expenses:
Research and development	4,103	3,391	11,762	9,463
Sales and marketing	12,934	11,913	38,170	34,466
General and administrative	5,096	4,462	15,568	13,907
Litigation and related expenses	—	91	—	3,808
Licensing income and litigation settlement	—	—	—	(6,000)

Total operating expenses	22,133	19,857	65,500	55,644

Operating income	3,986	2,286	10,780	8,145

Other Income:
Interest income, net	156	103	434	199
Other income, net	20	406	106	858

Total other income	176	509	540	1,057

Income before income tax expense and minority interests	4,162	2,795	11,320	9,202
Income tax expense	(1,598)	(1,023)	(4,245)	(3,103)

Income before minority interests	2,564	1,772	7,075	6,099
Minority interests	(86)	(13)	(257)	24

Net income	$2,478	$1,759	$6,818	$6,123

Net income per share — basic	$0.11	$0.08	$0.30	$0.27
Net income per share — diluted	$0.11	$0.08	$0.29	$0.26
Weighted average shares outstanding — basic	22,892,161	22,726,066	22,840,524	22,676,332
Weighted average shares outstanding — diluted	23,413,042	23,290,558	23,402,011	23,248,930
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Operating Activities:
Net income	$2,478	$1,759	$6,818	$6,123
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	469	574	1,515	1,749
Depreciation and amortization	1,544	1,762	4,777	5,074
Licensing income and litigation settlement	—	—	—	(6,000)
Deferred income taxes	1,493	912	3,955	2,864
Minority interests	86	62	257	24
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(526)	243	(1,169)	(117)
Inventories	(929)	(259)	(1,678)	(2,800)
Prepaid expenses and other assets	(151)	617	(445)	(395)
Accounts payable	(591)	(1,881)	(827)	666
Accrued liabilities	1,113	(385)	729	889
Warranty liability	825	264	1,163	637
Deferred revenue	555	33	65	628

Net cash provided by operating activities	6,366	3,701	15,160	9,342

Investing Activities:
Purchases of short-term investments	(845)	(346)	(845)	(890)
Maturities of short-term investments	—	395	350	1,091
Purchase of patents as part of litigation settlement	—	—	—	(1,000)
Purchases of machinery and equipment	(983)	(866)	(2,425)	(1,688)
Proceeds from repayment of note	38	—	38	—
Cash paid for acquisitions	(156)	(215)	(580)	(777)

Net cash used in investing activities	(1,946)	(1,032)	(3,462)	(3,264)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	541	147	887	748
Minimum tax withholding on restricted stock awards	(87)	(76)	(149)	(84)

Net cash provided by financing activities	454	71	738	664

Net change in cash and cash equivalents	4,874	2,740	12,436	6,742
Cash and cash equivalents, beginning of period	27,721	13,821	20,159	9,819

Cash and cash equivalents, end of period	$32,595	$16,561	$32,595	$16,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
          Cardiac Science Corporation (the “Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph systems, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (informatics) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. The Company is the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and is headquartered in Bothell, Washington. The Company distributes its products in more than 100 countries worldwide, with operations in North America, Europe, and Asia.
     Basis of Presentation
          The condensed financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2008, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2008 and 2007 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2007 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period.
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

          The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2008	2007	2008	2007
Numerator:
Net income	$2,478	$1,759	$6,818	$6,123

Denominator:
Weighted average shares for basic calculation	22,892,161	22,726,066	22,840,524	22,676,332
Incremental shares from employee stock options and ESPP	520,881	564,492	561,487	572,598

Weighted average shares for diluted calculation	23,413,042	23,290,558	23,402,011	23,248,930

          The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Antidilutive shares issuable upon exercise of stock options	2,408,583	2,445,283	2,451,399	2,487,400
Antidilutive shares issuable upon exercise of warrants	245,109	250,109	246,109	303,109
Antidilutive shares related to non-vested stock awards and ESPP	391,967	145,722	308,544	145,233

Total	3,045,659	2,841,114	3,006,052	2,935,742

     Customer and Vendor Concentrations
          The following table summarizes the customers accounting for 10% or more of total revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer	2008	2007	2008	2007
Customer 1	24%	13%	19%	11%
Customer 2	*	*	11%	*

*	Did not exceed 10%.
          The loss of one of these customers could negatively impact our total revenues.
          The following table summarizes the vendor accounting for 10% or more of purchases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Vendor	2008	2007	2008	2007
Vendor 1	18%	20%	17%	14%
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

     Recent Accounting Pronouncements
          In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact FSP FAS 142-3 will have on the Company’s financial position and results of operations upon adoption.
          In March of 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position or results of operations.
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

          The following table summarizes revenues by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Defibrillation products	$34,071	$25,430	$92,371	$70,553
Cardiac monitoring products	15,316	15,715	48,613	49,070
Service	4,619	3,999	14,113	12,080

Total	$54,006	$45,144	$155,097	$131,703

          The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Domestic	$31,166	$33,478	$94,707	$99,985
Foreign	22,840	11,666	60,390	31,718

Total	$54,006	$45,144	$155,097	$131,703

          Foreign revenue includes $12,889,000 and $5,736,000 attributed to Japan for the three months ended September 30, 2008 and 2007, respectively and $29,797,000 and $14,656,000 for the nine months ended September 30, 2008 and 2007, respectively.
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
          At September 30, 2008, restructuring costs of $213,000 related to vacated facilities have been included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheet and will be paid over the remaining lease terms ending in January 2009. Employee severance and retention costs were fully paid by August 2007.

	Balance at		Balance at
	December 31,	Cash	Sept 30,
(in thousands)	2007	Expenditures	2008
Vacated facilities	$679	$(466)	$213

4. Inventories
          Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	Sept 30,	December 31,
(in thousands)	2008	2007
Raw materials	$18,910	$16,543
Finished goods	4,583	5,251

Total inventories	$23,493	$21,794

5. Intangible Assets
          The following table sets forth the balances of intangible assets at September 30, 2008 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		187	—	187

Total intangible assets not subject to amortization		14,967	—	14,967

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(5,334)	3,316
Cardiac Science developed technology	8 years	11,330	(4,367)	6,963
Burdick distributor relationships	10 years	1,400	(805)	595
Burdick developed technology	7 years	860	(706)	154
Patents and patent applications	5-10 years	960	(920)	40
Patent rights	13 years	7,000	(763)	6,237

Total intangible assets subject to amortization		30,200	(12,895)	17,305

Total		$45,167	$(12,895)	$32,272

          The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2008	$3,958
2009	3,958
2010	3,258
2011	2,104
2012	2,102
Thereafter	4,893
6. Credit Facility
          The Company has a $10,000,000 line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At September 30, 2008 and 2007 the Company did not have any borrowings under this or any other line of credit.

7. Warranty Liability
          Changes in the warranty liability for the nine months ended September 30, 2008 were as follows:

Nine months ended
(in thousands)	September 30, 2008
Warranty liability, beginning of the period	$3,211
Charged to product cost of revenues	3,276
Warranty expenditures	(2,113)

Warranty liability, end of the period	$4,374

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
          The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options plans:
Volatility	47.9%	50.9%	48.3%	50.4%
Expected term (years)	6.25	6.25	6.25	6.25
Risk-free interest rate	3.6%	4.9%	3.5%	4.9%
Expected dividend yield	—	—	—	—
Fair value of options granted	$4.89	$5.33	$4.45	$5.23

Employee stock purchase plan:
Volatility	27.0%	37.0%	27.0%	37.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	4.5%	4.5%	4.5%	4.5%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$2.01	$2.14	$2.01	$2.14

Non-vested stock:
Fair value of non-vested stock awards granted	$9.55	$9.62	$9.05	$9.22
          The Company estimates the expected term of “plain vanilla” share options using the “simplified method” in accordance with SEC Staff Accounting Bulletin 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”) and SFAS 123(R) “Share Based Payment” (“SFAS 123R”).
          The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of September 30, 2008:

Outstanding shares - 2002 Plan	2,010,277
Outstanding shares - 1997 Plan	836,312
Stock options available for grant	947,019
Outstanding non-vested stock awards	385,843
Employee stock purchase plan shares available for issuance	772,878

Total common shares reserved for future issuance	4,952,329

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
          The following table summarizes information about the 2002 Plan option activity during the three and nine months ended September 30, 2008:

Shares
Subject to
Options
Outstanding, December 31, 2007	2,106,842
Granted	52,500
Exercised	(4,041)
Forfeited or expired	(27,451)

Outstanding, March 31, 2008	2,127,850
Granted	12,500
Exercised	(5,541)
Forfeited or expired	(30,289)

Outstanding, June 30, 2008	2,104,520

Granted	15,000
Exercised	(57,272)
Forfeited or expired	(51,971)

Outstanding, September 30, 2008	2,010,277

Exercisable September 2008	1,588,765

          Non-vested Stock Awards — As part of the 2002 Plan, the stock award program offers employees and directors the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
          The following table summarizes information about the non-vested stock award activity during the three and nine months ended September 30, 2008:

Shares
Non-vested balance, December 31, 2007	152,974
Granted	253,269
Vested	(19,587)
Forfeited	(5,075)

Non-vested balance, March 31, 2008	381,581
Granted	43,891
Vested	—
Forfeited	(20,824)

Non-vested balance, June 30, 2008	404,648

Granted	14,816
Vested	(19,981)
Forfeited	(13,640)

Non-vested balance, Sept 30, 2008	385,843

          1997 Plan — The Company’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) provided for the granting of incentive stock options to employees of the Company, including officers, and nonqualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. Shares authorized under the 1997 Plan are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 plan expired in 2007. Accordingly, no future grants are allowed under the 1997 Plan. Previous awards under the 1997 Plan will continue to be outstanding until they are exercised, expire or are forfeited.
          The following table summarizes information about the 1997 Plan option activity during the three and nine months ended September 30, 2008:

Shares
Subject to
Options
Outstanding, December 31, 2007	858,262
Forfeited or expired	(11,000)

Outstanding, March 31, 2008	847,262
Forfeited or expired	(10,950)

Outstanding, June 30, 2008	836,312

Forfeited or expired	0

Outstanding, Sept 30, 2008	836,312

Exercisable, Sept 30, 2008	796,937

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
          The Company issued 21,249 and 19,868 shares of common stock during the three months ended September 30, 2008 and 2007, respectively, and 65,778 and 61,945 shares of common stock during the nine months ended September 30, 2008 and 2007, respectively, in connection with the ESPP and received total proceeds of $152,000, $138,000, $470,000 and $430,000, respectively.
          9. Comprehensive Income
          The Company computes comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements.
          For the Company, components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects and foreign currency translation adjustments.

          Comprehensive income, net of any related tax effects, was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Net income	$2,478	$1,759	$6,818	$6,123
Unrealized gains (losses) on available for sale securities, net of related tax effects of ($26), $(9), zero and ($98) respectively	44	15	(2)	168
Foreign currency translation adjustments	(70)	—	(60)	—

Total comprehensive income	$2,452	$1,774	$6,756	$6,291

10. Commitments and Contingencies
     Other Commitments
          As of September 30, 2008, the Company had purchase obligations of approximately $45,502,000 consisting of outstanding purchase orders issued in the normal course of business.
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
     Voluntary Field Corrective Action of Certain AEDs
          On October 13, 2008 the Company announced a worldwide voluntary field corrective action of certain AEDs manufactured between August 2006 and March 2007. Some AEDs manufactured in this time frame may have a component whose performance doesn’t match the factory software settings. The Company has begun notifying distributors and customers with affected devices and is shipping software updates to each. This action will not affect the company’s AED manufacturing, shipping schedules, or service support to current or new customers.
          Costs associated with the voluntary field corrective action totaled approximately $800,000 for the three and nine months ended September 30, 2008 and were charged to product cost of revenues, resulting in an increase to the Company’s warranty liability.
          Management continues to review its estimates of the overall voluntary field corrective action costs, which could result in additional charges in the future.
11. Income Taxes
          The Company applies the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of September 30, 2008 and December 31, 2007.
          The Company is subject to U.S. federal income tax and income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
          The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At September 30, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
12. Derivatives
          In 2008, the Company entered into foreign currency forward exchange contracts that are not designated as hedging instruments for accounting purposes, to mitigate the foreign exchange risk of certain balance sheet items. These forward exchange contracts resulted in net realized gains of $518,000 and $451,000 in the three and nine month periods ended September 30, 2008, respectively. The net realized gains were partially offset by net currency losses on foreign cash holdings and outstanding receivables denominated in foreign currencies during the same periods. The assets for these contracts are recorded in other assets and the net realized gains are recorded in other income, net. No contracts were unsettled as of September 30, 2008 and no similar contracts were held as of December 31, 2007.

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
          Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 “Application of FASB Statement 157 to FASB Statement 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, FSP FAS 157-2 “Effective Date of FASB Statement 157” and FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”). FSP 157-1 amends SFAS 157 to exclude SFAS 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP FAS 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-3 clarifies the application of SFAS 157, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.
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
          The Company’s assets that are carried at fair value and are accounted for under SFAS 157 are recorded on the balance sheet in cash and cash equivalents, short-term investments and investments in unconsolidated entities.
          The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2008:

	Total carrying	Fair Value Measurements at September 30, 2008 using:
	value at	Quoted prices in	Significant other	Significant
	September 30,	active markets	observable events	unobservable inputs
(in thousands of dollars)	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$26,569	$19,730	$6,839	$—
Investments in unconsolidated entities	645	645	—	—

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS 159 as of January 1, 2008 and has not elected to measure any additional financial instruments or other items at fair value under this statement during the nine month period ended September 30, 2008.
14. Acquisitions
          On April 23, 2008, the Company completed an acquisition of a former distributor, under the purchase method of accounting. The total estimated purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition, based on their fair values as of the closing date. The purchase consideration of $148,000 was allocated to a trade name valued at $202,000, other assets of $12,000, and accounts payable of $66,000. Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the trade name and accordingly has considered the useful life of the trade name to be indefinite.
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
          You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 17, 2008.
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
     Recent Accounting Pronouncements
          In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the impact FSP FAS 142-3 will have on our financial position and results of operations upon adoption.
          In March of 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 is not expected to have a material impact on our financial position or results of operations.

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
Results of Operations
     Highlights of Results for the Three and Nine Month Periods Ended September 30, 2008
•	We generated revenue of $54.0 million in the three month period ended September 30, 2008, an increase of approximately 20% over the three month period ended September 30, 2007. This included overall AED growth of 34% an increase in service revenues of 16%, partially offset by a decrease in cardiac monitoring revenues of 3%.

•	We generated revenue of $155.1 million in the nine month period ended September 30, 2008, an increase of approximately 18% over the nine month period ended September 30, 2007. This included overall AED growth of 31% an increase in service revenues of 17%, while cardiac monitoring revenue remained relatively flat.

•	Gross margins were 48.4% and 49.2% during the three and nine month periods ended September 30, 2008, respectively, compared to 49.0% and 48.4% during the three and nine month periods ended September 30, 2007, respectively.

•	International product revenue increased by 96% and 90% during the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in the prior year.

•	Operating income for the three and nine month periods ended September 30, 2008 was $4.0 million and $10.8 million, respectively, compared with operating income of $2.3 million and $8.1 million, respectively for the comparable periods in the prior year. Operating income for the nine month period ended September 30, 2007 included the net benefit of licensing income in excess of litigation expenses of $2.2 million.

•	We generated diluted earnings per share of $0.11 and $0.29 for the three and nine month periods ended September 30, 2008, respectively, compared with diluted earnings per share of $0.08 and $0.26 for the three and nine month periods ended September 30, 2007.

•	We generated cash from operations of $6.4 million and $15.2 million for the three and nine month periods ended September 30, 2008, respectively, compared to cash from operations of $3.7 million and $9.3 million for the comparable periods in 2007.
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
          Revenues for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Nine Months Ended	% Change	Nine Months Ended
(dollars in thousands)	Sept 30, 2008	2007 to 2008	Sept 30, 2007	Sept 30, 2008	2007 to 2008	Sept 30, 2007
Defibrillation products	$34,071	34.0%	$25,430	$92,371	30.9%	$70,553
% of revenue	63.1%		56.3%	59.7%		53.7%
Cardiac monitoring products	15,316	(2.5%)	15,715	48,613	(0.9%)	49,070
% of revenue	28.4%		34.8%	31.3%		37.3%
Service	4,619	15.5%	3,999	14,113	16.8%	12,080
% of revenue	8.6%		8.9%	9.1%		9.2%

Total revenues	$54,006	19.6%	$45,144	$155,097	17.8%	$131,703

Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007
          Defibrillation products revenue increased significantly for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 due to strong growth throughout Europe and Asia (particularly in Japan), which increased by 106% and 102%, respectively, during the period. This increase was partially offset by decreases in domestic defibrillation products revenue of 23% and 18% during the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007. This decrease was due in part to exceptionally high revenue in the prior year that included multi-million dollar school and corporate AED deployments.
          Cardiac monitoring products revenue decreased by 3% for the three month period ended September 30, 2008 from the comparable period in 2007 and remained relatively flat for the nine month period ended September 30, 2008 from the comparable period in 2007. We believe this is due, in part, to weakening of general economic conditions resulting in longer buying cycles and deferred purchasing decisions for customers in this portion of our business.
          Service revenue increased 16% and 17%, respectively, for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 due primarily to the success of our continued focus on and promotion of our AED training and program management services, and to a lesser extent on growth in our cardiac monitoring service contract sales.

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
          Gross profit for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Nine Months Ended	% Change	Nine Months Ended
(dollars in thousands)	September 30, 2008	2007 to 2008	September 30, 2007	September 30, 2008	2007 to 2008	September 30, 2007
Products	$24,588	14.9%	$21,396	$71,724	17.4%	$61,088
% of products revenue	49.8%		52.0%	50.9%		51.1%
Service	1,531	105.0%	747	4,556	68.7%	2,701
% of service revenue	33.1%		18.7%	32.3%		22.4%

Total gross profit	$26,119	18.0%	$22,143	$76,280	19.6%	$63,789

% of total revenue	48.4%		49.0%	49.2%		48.4%
Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007
          Gross profit from products increased for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 due principally to a shift in overall product mix to a higher proportion of defibrillation products, for which gross profit is generally higher than for cardiac monitoring products. However, gross profit from products decreased as a percentage of product revenue for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 due principally to $800,000 of costs accrued in September 2008 related to the voluntary field corrective action we announced in October, 2008 related to certain AED products.
          Gross profit from service increased as a percentage of service revenue for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 due in part to increased sales of higher value-added offerings and general growth in service revenue while costs remain relatively fixed.
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
               Litigation and related expenses include settlement costs and legal fees related primarily to three cases which we settled in the first half of 2007.

          Operating expenses for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	Sept 30, 2008	2007 to 2008	Sept 30, 2007	Sept 30, 2008	2007 to 2008	Sept 30, 2007
Research and development	$4,103	21.0%	$3,391	$11,762	24.3%	$9,463
% of total revenue	7.6%		7.5%	7.6%		7.2%

Sales and marketing	12,934	8.6%	11,913	38,170	10.7%	34,466
% of total revenue	23.9%		26.4%	24.6%		26.2%

General and administrative	5,096	14.2%	4,462	15,568	11.9%	13,907
% of total revenue	9.4%		9.9%	10.0%		10.6%
Litigation and related expenses	—	n/m	91	—	n/m	3,808
% of total revenue	0.0%		0.2%	0.0%		2.9%
Licensing income and litigation settlement	—	n/m	—	—	n/m	(6,000)
% of total revenue	0.0%		0.0%	0.0%		(4.6%)

Total operating expenses	$22,133	11.5%	$19,857	$65,500	17.7%	$55,644

% of total revenue	41.0%		44.0%	42.2%		42.2%
Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007
          The increase in research and development expenses for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 was due primarily to higher labor and outside contractor costs related to increased investment in future versions of our products.
          The increase in sales and marketing expenses for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 was due primarily to higher commissions related to higher total revenues, higher selling expenses from foreign subsidiaries where we have added a direct presence and the timing of expenses associated with annual sales meetings recorded in the second quarter of 2008. In addition, payroll and benefit related costs increased due to higher staffing.
          The increase in general and administrative expenses for the three and nine month periods ended September 30, 2008 from the comparable periods in 2007 was due primarily to increases in payroll and benefit related costs, including temporary labor as well as increased bad debt expense and increased bonus expenses, partially offset by lower professional service fees related to audit, tax and legal fees.
          Litigation and related expenses during the three and nine month periods ended September 30, 2007 totaled $0.01 million and $3.8 million, respectively, comprised of legal fees related primarily to the three cases which were settled between April and July of 2007. We had no expenses related to these same cases for the three and nine month periods ended September 30, 2008.
          Licensing income and litigation settlement during the nine month periods ending September 30, 2007 included non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. We had no similar settlements for the three and nine month periods ended September 30, 2008.
     Other Income and Expense
          Interest income increased as a result of increased average cash balances for the three and nine month periods ended September 30, 2008 over the comparable periods in 2007.
          Other income, net was zero and $0.1 million for the three and nine month periods ended September 30, 2008, respectively, and consisted primarily of income from royalty agreements, partially offset by net foreign exchange losses during the periods. Other income, net was $0.4 million and $0.9 million for the three and nine month periods ended September 30, 2007, respectively and consisted primarily of income from royalty agreements of $0.1 million and $0.3 million, respectively, and income from sub-lease agreements at facilities acquired as part of the merger of $0.1 million and $0.2 million, respectively.

     Income Taxes
          During the three and nine month periods ended September 30, 2008, we recorded income tax expense of $1.6 million and $4.2 million, respectively, compared to income tax expense of $1.0 million and $3.1 million, respectively, for the comparable periods in 2007. Our worldwide effective tax rate for the three and nine month periods ended September 30, 2008 was 37%, compared to a worldwide effective tax rate of 34% for the comparable periods in 2007. We record our quarterly provision for income taxes based on our estimated worldwide effective tax rates for the full year, which are determined based on estimates of pre-tax income for the full year, expected differences between book and tax income and expected state and federal tax credits. The increase in the worldwide effective tax rate in 2008 compared to the 2007 worldwide effective tax rate is due primarily to a difference in our expectation regarding federal research and development tax credits, which expired as of December 31, 2007 and, to a lesser extent to differences in other factors.
          On October 3, 2008, H.R. 1424, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 were signed into law. This legislation extended federal research and development tax credits through the end of 2009. As a result of this legislation, we expect our worldwide effective tax rate for the year ended December 31, 2008 to be approximately 34%.
     Liquidity and Capital Resources
          Cash flows for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	Sept 30, 2008	2007 to 2008	Sept 30, 2007	Sept 30, 2008	2007 to 2008	Sept 30, 2007
Cash provided by operating activities	$6,366	72.0%	$3,701	$15,160	62.3%	$9,342
Cash used in investing activities	(1,946)	(88.6%)	(1,032)	(3,462)	(6.1%)	(3,264)
Cash provided by financing activities	454	539.4%	71	738	11.1%	664

Total change in cash	$4,874	77.9%	$2,740	$12,436	84.5%	$6,742

          Cash flows provided by operating activities of $6.4 million for the three month period ended September 30, 2008 resulted from our net income of $2.5 million plus net non-cash items included in net income of $3.6 million and a net decrease in working capital, excluding cash, of $0.3 million. Cash flows provided by operating activities of $3.7 million for the three month period ended September 30, 2007 resulted from our net income of $1.8 million less net non-cash items included in net income of $3.3 million, and a net increase in working capital, excluding cash, of $1.4 million.
          Cash flows provided by operating activities of $15.2 million for the nine month period ended September 30, 2008 resulted from our net income of $6.8 million plus net non-cash items included in net income of $10.5 million, and a net increase in working capital, excluding cash, of $2.2 million. Cash flows provided by operating activities of $9.3 million for the nine month period ended September 30, 2007 resulted from our net income of $6.1 million less net non-cash items included in net income of $3.7 million, and a net increase in working capital, excluding cash, of $0.5 million.
          Net cash flows used in investing activities of $1.9 million for the three month period ended September 30, 2008 consisted primarily of payments for capital expenditures of $1.0 million related primarily to investments in information technology and research and development and purchases of short term investments of $0.8 million. Net cash flows used in investing activities of $1.0 million for the three month period ended September 30, 2007 consisted primarily of payments for capital expenditures of $0.9 million.
          Net cash flows used in investing activities of $3.5 million for the nine month period ended September 30, 2008 consisted primarily of payments for capital expenditures of $2.4 million related primarily to investments in information technology and research and development as well as purchases of short term investments of $0.8 million. Net cash flows used in investing activities of $3.3 million for the nine month period ended September 30, 2007 consisted primarily of a payment of $1.0 million in consideration of certain patent rights received as part of the Philips Settlement Agreement as well as payments for capital expenditures of $1.7 million, partially offset by net proceeds from short-term investments of $0.2 million.
          Net cash flows provided by financing activities for the three and nine month periods ended September 30, 2008 and 2007, consisted of proceeds from exercises of stock options and sales of common stock under our ESPP less minimum tax withholdings on restricted stock awards remitted to taxing authorities.

          As of September 30, 2008, our cash and cash equivalents totaled $32.6 million and we had $0.8 million in short-term investments. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
          We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets were pledged as collateral for the line of credit. At September 30, 2008, we did not have any borrowings under this or any other line of credit.
          We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008 (as well as those included in Part II — Item 1A of this Form 10-Q). In addition, we are continually considering acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing, or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
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
          There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We may be required to implement a costly product recall or corrective action
          In the event that any of our products prove to be defective or deficient, we can voluntarily recall or otherwise take corrective action, or the FDA could require us to redesign or implement a recall of or take other action regarding, any of our products. During the third quarter of 2008, we implemented a voluntary field corrective action related to certain of our AED products. Costs related to this voluntary field corrective action were estimated at $800,000 at September 30, 2008. Should we be required or choose to implement in future periods any additional recalls or corrective actions, we could be required to pay substantial costs as well as face significant adverse publicity or corrections, which could harm our business, including our ability to market our products in the future. The economic impact of a recall could have a material adverse effect on our business, financial condition and results of operations.
          With the exception of the risk factors above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008.
Item 5. Other Information
          On July 29, 2008, the Company entered into an OEM Supply and Purchase Agreement with Nihon Kohden Corporation (“Nihon Kohden”), effective as of January 1, 2008, to sell certain cardiac monitoring and defibrillator products to Nihon Kohden for resale by Nihon Kohden under one or more of its trademarks or brand names.
Item 6. Exhibits

No.	Description
10.69	Form of OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into July 29, 2008, effective January 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Daphne L. Taylor
Daphne L. Taylor
Vice President, Corporate Controller and Chief Accounting Officer

Date: November 10, 2008

By:	/s/ John R. Hinson
John R. Hinson
President and Chief Executive Officer

Date: November 10, 2008