Form 10-Q/A
period 2008-09-30
Cardiac Science CORP
filed 2008-12-31
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of December 29, 2008 was 22,986,762.

Item 6. Exhibits
SIGNATURE
EXHIBITS
EX-10.69
EX-31.1
EX-31.2

EXPLANATORY NOTE
Cardiac Science Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 2008 (“Amendment No.1”) to file an amended Exhibit 10.69 reflecting the current state of the confidential treatment request made by the Company with respect to portions of Exhibit 10.69. The new Exhibit 10.69 and the inclusion of a footnote in the Exhibit List marking Exhibit 10.69 to note the omission of information and the confidential treatment request are the only changes being made to the Company’s original Form 10-Q for the quarterly period ended September 30, 2008 (the “Form 10-Q”). The information contained in the Amendment No.1 does not reflect events occurring after the date of the original filing of the Form 10-Q.
Item 6. Exhibits

No.	Description

10.69++	Form of OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into July 29, 2008, effective January 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Previously filed with Cardiac Science Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer) Date: December 31, 2008

EXHIBITS

No.	Description

10.69++	Form of OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into July 29, 2008, effective January 1, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

++	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.