Form 10-K
period 2008-12-31
Cardiac Science CORP
filed 2009-03-16
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51512

Cardiac Science Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3300396 (I.R.S. Employer Identification No.)
3303 Monte Villa Parkway, Bothell, WA (Address of Principal Executive Offices)	98021 (Zip Code)

(425) 402-2000
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2008 as reported on the NASDAQ Global Market, was approximately $159,159,860.

The number of shares of the registrant’s Common Stock outstanding at March 3, 2009 was 23,074,655.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to the registrant’s 2009 annual meeting of shareholders. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part III of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CARDIAC SCIENCE CORPORATION

2008 FORM 10-K ANNUAL REPORT

i

PART 1

This Annual Report on Form 10-K contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate”,” will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed under the heading “Risk Factors” on Item 1A of this report and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the SEC that disclose and describe the risks and factors that may affect our business, prospects and results of operations. The terms “the Company,” “us,” “we,” and “our” refer to Cardiac Science Corporation and its majority-owned subsidiaries.

Item 1.	Business

Overview

We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph systems, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”) and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. We distribute our products in nearly 100 countries worldwide, with operations in North America, Europe, and Asia.

We were incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) pursuant to a merger transaction. The merger was consummated on September 1, 2005 at which time the Company’s name was changed to Cardiac Science Corporation.

Industry Background

The American Heart Association (“AHA”) reports that there are over 64 million patients in the U.S. with active or developing heart disease. Cardiovascular disease (“CVD”) is the leading cause of death in the U.S. and statistics published by the AHA show that one out of every three Americans has some form of CVD. In 2009, the AHA estimated that as many as 295,000 people in the United States alone die each year from sudden cardiac arrest (“SCA”). The AHA also estimates the direct cost of treating CVD in the U.S. at more than $400 billion annually. With risk factors such as obesity and sedentary lifestyle on the rise, the prevalence of CVD is expected to increase as well.

Our Markets

We are a global leader in advanced cardiac diagnosis, resuscitation, rehabilitation, and informatics products. We characterize the systems used by healthcare providers to diagnose, monitor, and manage heart disease as the “cardiac monitoring” market. We characterize the devices used to automatically or manually resuscitate victims of cardiac arrest as the “defibrillation” market.

Based on industry reports and management estimates, we believe that sales in the markets in which we compete will approach or exceed $3 billion during the next several years. We believe the worldwide market for cardiac monitoring systems is at least $1 billion and is growing at 2-3% annually, with portions of that market, cardiology management systems and certain international markets, growing at more than 5% annually. We believe the worldwide market for AEDs currently exceeds $350 million and will more than double over the next five years. We believe the worldwide market for manual (or traditional) external defibrillators is currently more than $700 million and is growing at approximately 5% annually.

Cardiac Monitoring Market

What is Cardiac Monitoring?

Cardiac monitoring systems are crucial to cardiovascular care. Clinicians use cardiac monitoring systems to assess the presence and severity of cardiac disease and to evaluate the efficacy of treatments such as drugs, interventions, operations, and device implants. Effective delivery of cardiovascular care requires that the entire process of recording, storing, analyzing, retrieving, and distributing cardiology data be as rapid and cost effective as possible.

How is Cardiac Monitoring Performed?

The core of cardiac monitoring is the electrocardiogram, or ECG waveform, a representation of the electrical activity of the heart. Clinicians use ECG waveform recordings and analyses to assess the presence and severity of cardiac disease and to monitor the efficacy of treatments such as drugs, interventions, operations, and device implants.

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

These healthcare changes prompt a number of emerging critical needs and create opportunities for Cardiac Science. These include creating systems and services tailored to the clinician workflow, developing products that are intuitive and easy to use, using proven communication standards for connectivity, improving the management of healthcare delivery resources, and utilizing emerging technologies from multiple vendors — all within a security structure that meets Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requirements.

Defibrillation Market

What is Defibrillation?

Defibrillation is the delivery of electrical current to the heart to restore a normal heartbeat. Defibrillation systems enable the detection and identification of life-threatening arrhythmias which can lead to death from SCA and, when appropriate, deliver a shock to restore the normal heartbeat. Sophisticated algorithms within defibrillators filter noise and artifact from a patient’s electrocardiogram signal to enable correct identification of heart rhythms that are life-threatening (i.e. shockable), or non-life-threatening (i.e. not shockable).

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

What Are the Challenges Related to Defibrillation?

Technical challenges abound in delivering current to the heart with external defibrillation. Impedance is one. Tissue such as skin, fat, muscle, and bone, surround the heart and impede the energy flow from a defibrillator. Impedance varies from person to person, so adjustments must be made to accommodate each person’s impedance. Another technical challenge is overcoming the victim’s defibrillation threshold, the minimum current required to defibrillate the victim’s heart and establish a normal rhythm. Finally, to provide effective defibrillation, the cell membranes of the heart must be fully depolarized to minimize the likelihood of re-fibrillation and provide an optimal environment to defibrillate the heart. If any residual charge remains on the cells (i.e., they do not fully depolarize), re-fibrillation may occur.

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

Over the past several years, more people have become aware that AEDs can be used safely by lay people. Communities that strategically place AEDs in public buildings, arenas, airports, and emergency vehicles reduce response times and, therefore, improve survival rates for SCA. Communities with public access defibrillation (“PAD”) programs report community survival rates approaching 50%. In highly trafficked or monitored venues such as casinos and corporate workplaces, survival rates have ranged even higher since the time for the first defibrillation shock can be accelerated in these venues.

Numerous AED-related laws and regulations at the federal and state level and in some countries outside the United States have facilitated significant growth in both new and existing markets for AEDs. During the last several years, these initiatives have resulted in certain protections from civil liability arising from emergency use of AEDs, funding programs for PAD program implementation and the mandatory deployment of AEDs in some settings. In addition, the AHA has publicly encouraged widespread deployment of AEDs in workplaces, communities, and homes.

Our Products and Services

We address our markets through a broad range of cardiac monitoring and defibrillation products and services. In recent years, we introduced new versions of products or upgraded capabilities in most of our product lines, and we are currently developing additional new versions of products in many of these product lines.

See Note 2 — Segment Reporting to our Consolidated Financial Statements included elsewhere in this report for a list of product lines contributing revenues of 10% or more in each of the last three fiscal years.

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

Related products and supplies

Cardiac monitoring products often require lead wires and electrodes to be attached to the patient to retrieve and process patient ECGs, as well as thermal chart paper to generate reports. We sell these items, including our Quik-Prep electrodes, and provide an array of complementary cardiology related products, such as blood pressure monitors and spirometers.

Services

We provide a comprehensive portfolio of training, maintenance, and other services to medical and non-medical customers. Our services organization provides installation, repair, maintenance, and technical services, as well as hardware and software upgrades to our installed base of products. We provide call-center access 24 hours per day, seven days per week, depot repair, and on-site maintenance and repair through our extensive field service organization.

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

Flexible open technology for integration with EMR, HIS, and other information systems.  Our Microsoft Windows-based technology adheres to established standards for image, waveform, data and report generation, and dissemination, enabling healthcare providers to share data across a private network or via the Internet. This Windows-based technology platform was designed to support data integration activities with other third-party clinical systems. We believe this technology will permit our customers to easily integrate our products and systems with their existing infrastructure, and scale to meet the needs of larger healthcare organizations.

Defibrillation Products

We design our defibrillation products using advanced technology in order to deliver superior performance, reliability, flexibility, and ease of use. All of our defibrillation products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect ventricular fibrillation and other life-threatening arrhythmias. Our Self-Tracking Active Response (“STAR®”) biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA.

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

Our principal defibrillation products include:

Public Access AEDs

AEDs designed for public access are deployed in numerous settings, including educational institutions, federal, state and local municipal agencies, fire and police departments, ambulances, railroads, airports, airlines, military bases, hospitals, nursing homes, health clubs, physician and dental offices, and leading corporations. Our AEDs have also been chosen by many local governments and municipalities for use in community based PAD programs in cities such as London, England, San Diego, California, Miami, Florida, Minneapolis, Minnesota, St. Louis, Missouri, and throughout the entire state of Nevada.

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

In 2008, we expanded our presence in the hospital defibrillation market with the Powerheart ECD, a traditional hospital “crash cart” defibrillator. The product is designed for use in hospital settings by skilled medical personnel and incorporates our proprietary technology. The ECD, which received 510(k) clearance in early 2006, is sold exclusively through GE Healthcare, a division of General Electric (“GE”). GE markets this product in North America and in the rest of the world as the GE Responder 2000.

Defibrillation Supplies and Accessories

We provide an extensive line of supplies and accessories to support our customers’ defibrillation programs. These include replacement electrodes and batteries, training devices, wall cabinets, carrying cases, and more.

Services

We provide a full range of AED training, maintenance, and support services. Our services include training in the use of AEDs and related training in CPR. We deliver these AED/CPR training services in the field through a U.S. field staff of over 120 part-time employees. We also provide medical direction and information management necessary for AED users to be in compliance with various state laws and regulations.

Advantages of our defibrillation products:

We believe that our defibrillation products offer the following competitive advantages:

Dependability.  Our patented Rescue Ready® technology distinguishes us among competitors. Every day, to ensure anytime functionality, the Powerheart AED self checks all main components (battery, hardware, software, and electrode pads). Every week, the AED completes a partial charge of the high-voltage electronics. And every month, the AED charges the high-voltage electronics to full energy. If anything is amiss, the Rescue Ready status indicator on the AED handle changes from green to red and the device emits an audible alert for the owner to service the unit. This is important because a Powerheart AED may not be used for months or even years.

Arrhythmia Detection.  Our patented RHYTHMx software algorithm technology allows for the accurate detection and discrimination of life-threatening ventricular tachyarrhythmias and can also be used to treat patients with supraventricular arrhythmias. RHYTHMx filters noise and artifact from a patient’s electrocardiogram signal without compromising sensitivity or specificity. RHYTHMx technology has been clinically validated by leading researchers in numerous clinical studies and received the U.S. Food and Drug Administration (“FDA”) clearance in 1998. In these studies, RHYTHMx demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (the ability to identify and not shock non-lethal rhythms).

Variable Escalating Biphasic Defibrillation Energy.  Our patented STAR biphasic waveform technology instantly determines a patient’s impedance, defibrillation threshold, and cellular response characteristics in order to optimize and adjust the magnitude of the defibrillation shock based on a patient’s unique size and weight. STAR biphasic also facilitates the escalation of energy if subsequent shocks are necessary. We believe this feature reduces the total number of shocks required to convert patients to a normal rhythm. In addition to the use of STAR biphasic waveform technology in our defibrillator devices, we also license this technology to selected partners.

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

Rugged design.  Durability and low cost of ownership are key features of our defibrillators. Designed for the most rugged applications our devices can withstand the demands of daily use by hospitals as well as deployments in military settings, fire trucks, police vehicles, and ambulances.

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

We also believe that we can increase sales of both cardiac monitoring and defibrillation products outside of the United States by continuing to develop and improve our international distribution network, as well as leveraging our direct presence in locations such as the United Kingdom, France, Germany and China.

We expect to continue to enter into selling alliances, where appropriate, with industry players whose distribution capabilities can be effectively utilized, such as our agreements with Nihon Kohden in Japan to distribute certain cardiac monitoring and defibrillator products, and with GE globally to distribute certain defibrillator products. We also expect to selectively enter alliances in which we can leverage our existing distribution to sell products manufactured by other companies.

Leverage our services capabilities

We believe our focused repair, call center, and field service capabilities distinguish us from our competitors in cardiac monitoring. In addition, we believe our extensive capabilities to provide training, medical direction and information management relating to the deployment and maintenance of AEDs allows us to provide a unique, single source, turnkey solution to our customers. These capabilities offer the potential for additional revenue growth as part of new product selling efforts, as well as independently through billable, training, maintenance activities, and service contracts.

Pursue strategic mergers and acquisitions

Our growth strategy contemplates mergers and other acquisitions of businesses, product lines, assets, or technologies that are complementary to our business or offer us other strategic benefits, such as enhanced clinical or technological value, expanded geographical reach, and additional sales or research and development capabilities. We plan to expand our product lines, leverage the capabilities of our existing sales force and increase sales of our existing and new product lines by selectively acquiring those companies, or assets of companies, with strong differentiated technologies or complementary product lines. In addition to acquisitions of distinct product lines or smaller companies, we may pursue growth through merger with companies of more significant size. We believe the fragmentation of many areas of the cardiology industry offers an excellent opportunity for growth through selective acquisitions. We also believe our product brands and distribution capabilities, as well as the acquisition integration experience of our management team; put us in a position to take advantage of these opportunities.

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

Industry leading brands.  We believe Burdick, HeartCentrix, Powerheart and Quinton, the four principal names under which we market our products, are highly respected names in the field of cardiology. The Burdick name has been associated with innovation in medical devices since 1913, and in cardiology since 1949. Our Powerheart AEDs are feature rich and known for their sophisticated but easy to use technology. Wayne Quinton developed the first treadmill designed for cardiac stress testing in 1953 and the Quinton name has been highly regarded for its advanced high quality and reliable cardiology products. We believe we have enjoyed strong brand recognition for all of our products and that we are known for a high level of service, which drives strong relationships with our customers.

Commitment to innovation.  We invest a significant percentage of our revenues on research and development efforts to release new versions of most of our major product categories. We believe many of our products represent the leading technology in many of the principal markets we serve. We have also been recognized for our product innovation by various industry organizations.

Leading market positions.  We believe we have a leading position in several domestic and international market segments in both cardiac monitoring and defibrillation. In AEDs, we have a substantial presence in U.S. corporate and government workplaces, as well as internationally in the United Kingdom and Japan. We believe our AED installed base is nearly 300,000 units worldwide.

In cardiac monitoring, we have a large installed base of stress test systems and rehabilitation telemetry systems and a significant presence in Holter monitors, electrocardiograph devices, and cardiology data management systems. We estimate that our installed base exceeds 65,000 monitoring units worldwide. Our installed base presents an excellent target market for future sales of products, systems, software upgrades, and related service and consumables.

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

Our Organization

Sales and Marketing

We have structured our sales organization into four primary channels: (1) our U.S. acute care sales force, which sells cardiac monitoring products and services directly to hospitals; (2) our U.S. primary care sales force, which supports a network of independent distributors in selling both cardiac monitoring and defibrillation products to primary care physicians and cardiologists; (3) our North American defibrillation sales force, which consists of an integrated network of direct sales representatives and third party distributors who work together to optimize our sales of AEDs in this market; and (4) our international sales team, which consists of direct presences in China, Denmark, France, Germany, Canada and the United Kingdom, with a network of distributors that provide sales and service relating to all of our products in nearly 100 countries.

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

Our U.S. primary care sales force principally sells cardiac monitoring and defibrillation products outside of hospitals. Each sales specialists within this channel is responsible for a specific geographic territory and has a sales quota in supporting our independent distributor network in making sales to primary care physicians, cardiology offices, and all other alternate care facilities in that territory. We provide our distributors with discounts and promotional marketing support, based on a variety of factors including the annual volume of orders.

Our North American defibrillation sales force sells our defibrillation products, primarily AEDs and training services to corporate and government workplace markets, as well as through school, military, and first responder (police/fire) markets. Our sales representatives in this channel are responsible for territories that are defined by a combination of geographic and market segment characteristics. Each sales representative, selling directly and working with distributors in their territories, is responsible for a sales quota in that territory.

Internationally, we sell both our cardiac monitoring and defibrillation products primarily through country specific distributors, except in areas where we have direct sales operations or where we have a strategic selling alliance, such as Japan. Our international distribution network is managed by a team of employees and agents living abroad.

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

We do not have significant sales backlog. At both December 31, 2008 and 2007, our total sales backlog represented less than 30 days of anticipated sales volume.

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

Our research and development expenses were $16.4 million in 2008, $13.0 million in 2007 and $11.7 million in 2006. This represents approximately 7.6% of our revenues over that three-year period. From 2006 to 2008, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products. Beginning in 2009 we expect that the nature of our spending will change somewhat with reduced internal staffing in favor of external resources for certain products.

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

All of our defibrillation products incorporate our proprietary RHYTHMx technology. This platform technology is designed to detect and discriminate life-threatening arrhythmias. Our STAR biphasic technology is designed to optimize the delivery of a potentially life-saving electric shock to victims of SCA. We integrated our core technology, along with other proprietary technology, into our AED and hospital defibrillation product lines. We license certain components of our core technology to third-parties for integration into other products.

Manufacturing and Supply

Our manufacturing process consists primarily of assembly and testing of AEDs, electrocardiograph devices, stress test systems, Holter monitoring systems, cardiac rehabilitation telemetry systems, medical treadmills, electrodes, and various other products. During 2008, we performed these manufacturing activities at our Deerfield, Wisconsin facility and, to a lesser extent, at the facilities of our majority-owned joint venture operation in Shanghai, China.

We also rely upon other third-party suppliers to provide us with various materials used in the production and assembly of our devices and systems. We have long-standing supply relationships for essentially all of our outsourced product components. We purchase a portion of our products from third parties on an original equipment manufacturer (“OEM”) basis.

We maintain a comprehensive quality assurance and quality control program that includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control methods. Our quality systems are based on and are in compliance with the requirements of ISO 13485:2003 and the applicable U.S. laws and regulations governing medical device manufacturers.

Our Competition

The following chart indicates who we believe are the most significant competitors for each of our major product lines:

Product	Competitors

AEDs	Philips, Medtronic, Zoll Medical, Schiller, Welch Allyn
Resting ECG systems	General Electric, Philips, Midmark, Welch Allyn, Schiller
Cardiac stress testing systems	General Electric, Philips, Midmark, Welch Allyn, Schiller
Holter monitoring systems	SpaceLabs, General Electric, Philips, Midmark, Schiller
Cardiac rehabilitation telemetry systems	Life Sensing Instruments, Scott Care
Cardiology data management systems	General Electric, Philips
Traditional (non-AED) defibrillators	Zoll, Medtronic, Philips

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

Government Regulation of Medical Devices

Our products are medical devices subject to extensive regulation by the FDA, as well as other global regulatory agencies. FDA regulations govern, among other things, the following activities we perform and will continue to perform in connection with medical devices:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling and packaging;

•	product handling, storage, and installation;

•	pre-market clearance or approval;

•	advertising and promotion;

•	product sales, distribution, and servicing; and

•	post-market surveillance.

FDA’s Pre-market Clearance and Approval Requirements.  Each medical device we seek to commercially distribute in the U.S. must first receive 510(k) clearance or pre-market approval from the FDA, unless specifically exempted by the agency. The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risk are categorized as either Class I or II, which requires the manufacturer to submit to the FDA a 510(k) pre-market notification requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device are categorized as Class III, requiring pre-market approval. In rare cases, as with our AEDs, the devices are categorized as Class III and still cleared under the 510(k) pre-market notification process. Class III devices which can be marketed with a pre-market notification 510(k) are those that are post-amendment (i.e., introduced to the U.S. market after May 28, 1976), Class III devices which are substantially equivalent to pre-amendment (i.e., introduced to the U.S. market before May 28, 1976) Class III devices and for which the regulation calling for the pre-market approval application has not been published in 21 CFR.

510(k) Clearance Process.  The 510(k) clearance process is the process applicable to our current products. To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating the proposed device to be substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I. In rare cases, as described in the prior paragraph, Class III devices, including our AEDs, are cleared through the 510(k) process. The FDA’s 510(k) clearance process usually takes at least three months from the date the application is submitted and filed with the FDA, but may take significantly longer.

After a device receives 510(k) clearance, any subsequent modification of the device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA may require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained. We have modified aspects of some of our devices since receiving regulatory clearance. Some of those modifications we believe are not significant, and therefore, new 510(k) clearances or pre-market approvals are not required. Other modifications we believe are significant and we have obtained new 510(k) clearances from the FDA for these modifications. In the future, we may make additional modifications to our products after they have received FDA clearance or approval, and in appropriate circumstances, determine if new clearance or approval is unnecessary. However, the FDA may disagree with our determination and if the FDA requires us to seek 510(k) clearance or pre-market approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain the required clearance or approval. Under these circumstances, we may also be subject to significant regulatory fines or other penalties.

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

After a pre-market approval application is submitted and filed, the FDA begins an in-depth review of the submitted information, which typically takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA will usually be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System regulations. New pre-market approval applications or pre-market approval application supplements are required for significant modifications to the manufacturing process, labeling of the product and design of a device that is approved through the pre-market approval process. Pre-market approval supplements often require submission of the same type of information as a pre-market approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original pre-market approval application, and may not require as extensive clinical data or the convening of an advisory panel.

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

Clinical or Market Trials.  A clinical or market trial is typically required to support a pre-market approval application and is sometimes required for a 510(k) pre-market notification. Clinical and market trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated investigational device exemption requirements. Clinical and market trials for a significant risk device may begin once the investigational device exemption application is approved by the FDA as well as the appropriate institutional review boards at the clinical or market trial sites, and the informed consent of the patients participating in the clinical trial is obtained.

Pervasive and continuing FDA regulation.  After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S., to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•	Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	Post-market surveillance including Medical Device Reporting (MDR), which requires manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may include one or more of the following sanctions:

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

International Regulation.  Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

European Union.  The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Under the European Union Medical Device Directive, medical devices are classified into four Classes, I, IIa, IIb, and III, with Class I being the lowest risk and Class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. We have received CE certification from the British Standards Institute for conformity with the European Union Medical Device Directive allowing us to place the CE mark on our product lines. This quality system has been developed by the International Organization for Standardization to ensure companies are aware of the standards of quality to which their products will be held worldwide. Additional pre-market approvals in individual European Union countries are sometimes required prior to marketing of a product. Failure to maintain the CE mark would preclude us from selling our products in the European Union, as could failure to comply with the specific requirements of member states.

Canada.  Under the Canadian Medical Devices Regulations, all medical devices are classified into four classes, Class I being the lowest risk class and Class IV being the highest risk. Class I devices include among others, devices that make only non-invasive contact with the patient. Classes II, III and IV include devices of increasingly higher risk as determined by such factors as degree of invasiveness and the potential consequences to the patient if the device fails or malfunctions. Our current products sold in Canada generally fall into Classes II and III. All Class II, III and IV medical devices must have a valid Medical Device License issued by the Therapeutic Products Directorate of Health Canada before they may be sold in Canada (Class I devices do not require such a license). We have obtained applicable Medical Device Licenses for many of our products. Failure to maintain required Medical Device Licenses in Canada or to meet other requirements of the Canadian Medical Devices Regulations (such as quality system standards and labeling requirements) for our products will preclude us from selling our products in Canada. We may not be successful in continuing to meet the medical device licensing requirements necessary for distribution of our products in Canada.

Other Countries.  Many other countries have specific requirements for classification, registration, and post-marketing surveillance that are independent of the countries already listed. We obtain what we believe is the appropriate clearances and conduct business in accordance with the applicable laws of each country. This landscape is constantly changing, and, we could be found in violation if we interpret the laws incorrectly or fail to keep pace with changes. In the event of either of these occurrences, we could be instructed to recall products, cease distribution, and/or be subject to civil or criminal penalties.

Intellectual Property

We believe that our intellectual property assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. As of December 31, 2008, we held 110 U.S. and foreign patents, which expire at various times between 2010 and 2026. We also have 22 patent applications pending before U.S. and foreign governmental bodies. We believe our patents and proprietary technology provide us with a competitive advantage over our competitors. We intend to continue to aggressively defend our inventions and also look for opportunities to license our technology to generate royalty income.

Our wide range of patents and patent applications cover much of the technology found in our defibrillation products, including our Rescue Ready technology, which features one button operation, pre-connected disposable therapy electrode pads, and self-test capabilities. Other patents relating to our defibrillation products include our proprietary RHYTHMx arrhythmia detection software technology, our STAR biphasic defibrillation waveform technology, and our disposable therapy electrode pads. Our patents protect many features of our cardiac monitoring products, including filters for ECG signals, monitoring electrodes and methods of interfacing the monitoring electrodes to a patient, and devices and methods for obtaining, analyzing, and presenting certain physiological data. We also have perpetual rights to certain patented technology relating to our medical treadmills. In addition, we have registered or applied to register certain trademarks with domestic and certain foreign trademark authorities.

Our business also depends, in part, on licenses to use third parties’ software in our product offerings. We believe the agreements we have in place with third parties generally provides for such software at fair market value and that, if any such agreements expire or terminate, we would be able to obtain alternative software at comparable prices.

Customers

In the U.S. and abroad, we sell many of our products through distributors and other third party organizations. One of these distributors is located in Japan, Nihon Kohden Corporation, and accounted for approximately 19% of the Company’s revenues in 2008 and 11% in both 2007 and 2006.

Employees

As of December 31, 2008, we had 594 full time employees plus 24 contract employees. This combined total of 618 full time positions includes 83 in research and development, 186 in sales and marketing, 96 in technical and support services, 138 in manufacturing and supplies operations, 17 in regulatory affairs and 98 in finance and administration. These employee totals include 23 employees in our majority owned Cardiac Science Shanghai joint venture. In addition, we had approximately 124 part-time employees, most of whom provide training to our customers on an as-needed basis. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good. On January 14, 2009, we announced the implementation of a restructuring of our work force. The restructuring was implemented to proactively respond to a weak economic environment. This restructuring reduced our headcount by 12%, primarily impacting employees in customer service, product development and manufacturing.

Foreign Operations

Sales to customers located outside the United States were approximately $81.0 million, $46.5 million and $37.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additional financial information is provided in Item 8, Note 2 to the Consolidated Financial Statements, “Segment Reporting.” Also, for a discussion of risks associated with our foreign operations see Item 1A risk factors — “Our international business is subject to risk that could adversely affect our profitability and operating results.”

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

Item 1.A.	Risk Factors

Our business may be adversely affected by deteriorating economic conditions.

Economic conditions in both the United States and other countries in which we sell our products have deteriorated significantly in the past year and are expected to continue to deteriorate in the foreseeable future. Deteriorating economic conditions in the markets in which we operate may result in declining demand for our products and services, longer sales cycles, increased order cancellations and declining pricing due to customers’ reduced capital budgets, difficulties encountered in securing financing needed to purchase our products, or other factors. Moreover, such conditions may result in increased excess or obsolete inventories and difficulties collecting customer receivables. All of these factors could materially adversely affect our future operating results and financial condition.

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

In Japan, a market which accounted for approximately 19% of our net sales in 2008, we rely exclusively on one distributor, Nihon Koden Corporation, for sales of our products in that market under an OEM (“original equipment manufacturer”) relationship. Our contract with Nihon Koden is terminable for convenience by either party on one year’s notice. The termination or unfavorable modification of this OEM relationship would adversely affect our operating results, particularly our sales in Japan. Moreover, we expect that this distributor will begin selling certain closely related products in the near future that may lead to reduced sales of our products in Japan.

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

Our international operations, which accounted for 39% of our revenues in 2008, are accompanied by certain financial and other risks. In recent years, we have pursued growth opportunities internationally and intend to continue pursuing such opportunities in the future , which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement programs and policies;

•	changes in foreign regulatory requirements;

•	local product preferences and product requirements;

•	longer-term receivables than are typical in the U.S.;

•	fluctuations in foreign currency exchange rates;

•	less protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import and export licensing requirements;

•	work force instability;

•	political and economic instability;

•	inherent control risks associated with operations based outside the U.S.; and

•	complex tax and cash management issues.

Also, like the U.S., economic conditions in the foreign countries in which we operate have deteriorated significantly in the last year and are expected to continue declining for the foreseeable future. For example, economic conditions in Japan, a market that accounted for 19% of our net sales in 2008, have declined rapidly in the last several months. In the fourth quarter of 2008 alone, Japan’s gross domestic product contracted at an annualized pace in excess of 12%. Economic conditions in Japan are expected to remain weak for the foreseeable future. As a result, our sales in this market may decline, perhaps significantly, during 2009 and beyond. We may also experience declining sales in other international markets due to deteriorating economic conditions.

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

Medtronic, Inc. previously announced that its wholly owned external defibrillation business, Physio-Control (“Physio”) suspended U.S. product shipments in January 2007 due to internal quality control issues. Physio subsequently announced that international shipments would be limited, as well. Physio appears to have resumed some shipments since these announcements, and we expect that Physio will resume full shipments at some point in the future. This resumption of full shipments will increase competition in the market and this increased competition may result in a decrease in our sales of defibrillation products.

We may be unable to increase sales of our cardiac monitoring products and services, which could cause our stock price to decrease.

The market for Cardiac monitoring products and services is generally mature and stable and our 2008 revenues from products and services in this market decreased 3% from 2007. Our ability to revitalize this line of products depends on our restructuring efforts, the development and commercialization of competitive new products and service offerings, and our success in increasing sales and gaining market share from our competitors. Current economic conditions may provide particular challenges to our efforts to revitalize this line. If we are unsuccessful in these efforts, our sales revenues from this line of products and services may decrease, our financial results may suffer, and our stock price may decline.

Our financial results could be impacted by the credit risk of our customers.

We have exposure to the credit risks of some of our customers. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks adequately. We monitor individual payment capability in granting credit arrangements, seek to limit the total credit to amounts we believe our customers can pay, and maintain reserves we believe are adequate to cover exposure for potential losses. If there is a deterioration of a major customer’s creditworthiness or actual defaults are higher than expected, future resulting losses, if incurred, could harm our business and have a material adverse effect on our operating results. These risks may become more pronounced if economic conditions continue to deteriorate.

Our stock price is volatile, and you may not be able to sell your shares for a profit.

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in medical devices and diagnostic cardiology products markets;

•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors, technological innovations, new products or services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of a large number of shares of our common stock;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions;

•	general market conditions: and

•	timing of major competitors return to the AED market.

In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.

We were not profitable in 2008 and we may be unable to return to profitability in the future, which could result in a decline in our stock price.

We had a net loss of $98.4 million in 2008 due to a non-cash impairment charge related to goodwill of $107.4 million, net of tax and net income of $8.5 million in 2007 and $49,000 in 2006. Although we expect to become profitable again in 2009, our ability to generate net income will depend on our ability to increase our revenues and contain our expenses. In order to generate additional revenues, we will need to continue developing and offering competitive products and services, maintain our sales and distribution network and expand our customer base. Also, we will need to contain costs associated with investing in product development and marketing, and protecting our intellectual property. We may be unable to accomplish some, or any, of these goals because of the risks identified in this report or for other unforeseen reasons. If we are unable to attain profitability in the future, our stock price could decline.

Our business may be adversely affected by our recently announced restructuring.

On January 14, 2009, we announced a restructuring involving a 12% reduction in our staff. The reductions primarily affected customer service, product development and manufacturing. Implementation of the restructuring will likely place significant strains on management during the first quarter of 2009 and may adversely affect the effectiveness of the functional areas impacted by the staff reductions, as well as adversely impact our relationships with customers and suppliers. The costs of implementing this restructuring resulted in charges of $1.2 million that adversely affected our results of operations in 2008. Finally, the restructuring may not result in all of the cost savings and operational and strategic benefits that we currently anticipate.

We are subject to many laws and governmental regulations and any adverse regulatory action may materially adversely affect our business operations and financial results.

Our medical devices are subject to regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices. We cannot guarantee that we will be able to obtain marketing clearance from the FDA for our new products, or enhancements or modifications to existing products, and if we do, such approval may:

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

We may be required to implement a costly product recall or corrective action.

In the event that any of our products prove to be defective or deficient, we can voluntarily recall or otherwise take corrective action, or the FDA could require us to redesign or implement a recall of or take other action regarding, any of our products. For example, during the third quarter of 2008, we implemented a voluntary field corrective action related to certain of our AED products. Costs related to this voluntary field corrective action were estimated at $800,000 and there have been no changes to this estimate during the fourth quarter of 2008. Should we be required or choose to implement any additional recalls or corrective actions in future periods, we could incur substantial costs as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future. The financial impact of a recall could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly revenues and operating results are unpredictable and may vary significantly.

Our quarterly revenues and operating results have varied in the past and our quarterly revenues and operating results may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:

•	effects of domestic and foreign economic conditions on our industry and/or customers, which conditions have significantly deteriorated in the last year and are expected to continue to decline for the foreseeable future;

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties;

•	delays in the development or commercial introduction of new versions of products;

•	the ability to attain and maintain production volumes and quality levels for our products and product components;

•	changes in the demand for our products;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products we sell, which could affect our revenue levels as well as our gross margins;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products;

•	the loss of key personnel;

•	the loss of key distributors or distribution companies;

•	seasonality in the sales of our products;

•	the impact of longer buying cycles; and

•	the impact of employee turnover.

Historically, our quarterly financial results have often been impacted by the receipt of a large number of customer orders in the last weeks of a quarter. If these orders are delayed to the following quarter or canceled, our sales could fall short of our targets and our stock price could decline. Due to the factors summarized above, we believe that period-to-period comparisons of our operating results are not a good indication of future performance and should not be relied upon to predict future operating results.

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

To be successful, we must develop and commercialize new versions of our products for both domestic and international markets. Our products must keep pace with rapid industry change, comply with rapidly evolving industry standards and government regulations and compete effectively with new product introductions of our competitors. Because our products are technologically complex, developing new products requires extensive design, development and testing at the technological, product and manufacturing stages. To successfully develop and commercialize new versions of our products, we need to:

•	accurately assess and provide compelling solutions to customer needs;

•	develop products that are functional and easy to use;

•	quickly and cost-effectively obtain regulatory clearance or approval;

•	price competitively;

•	manufacture and deliver on time;

•	control costs associated with manufacturing, installation, warranty and maintenance;

•	manage customer acceptance and payment;

•	limit demands by our customers for retrofits;

•	access new interface standards needed for product connectivity;

•	anticipate and meet demands of our international customers for products featuring local language capabilities; and

•	anticipate and compete effectively with our competitors’ efforts.

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

If our suppliers reduce, delay or discontinue production of component parts for our products, we will be forced to seek replacement parts from alternative sources. We purchase many of the components and raw materials used in manufacturing our products from numerous suppliers in various countries. Generally we have been able to obtain adequate supplies of such raw materials and components. In some cases, for reasons of quality assurance, cost effectiveness or availability, we procure certain components and raw materials only from a sole supplier. While we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, we cannot guarantee that our supplies will be uninterrupted. In addition, due to the stringent regulations and requirements of the FDA regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could result in significant delays or cancellations of product shipments and the need to modify our products to utilize available components. This could result in reduced revenues, higher costs or both.

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

In the U.S., healthcare providers that purchase certain of our products often rely on governmental and other third-party payers, such as federal Medicare, state Medicaid, and private health insurance plans to pay for all or a portion of the cost of the procedures that utilize those products. The availability of this reimbursement affects customers’ decisions to purchase capital equipment. Denial of coverage or reductions in levels of reimbursement for procedures performed using our products by governmental or other third-party payers would cause our revenues to decrease.

Quality problems with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances, precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

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

Our success is dependent in large part on the continued employment and performance of key executive, managerial, sales and technical personnel and our ability to attract and retain additional highly qualified personnel. We compete for key personnel with other companies, academic institutions, government entities and other organizations. Our ability to maintain and expand our business may be impaired if we are unable to retain our key personnel, hire or retain other qualified personnel in the future, or if our key personnel decide to join a competitor or otherwise compete with us. We recently announced that our long-time chief executive officer plans to step down and also announced the appointment of his successor. The leadership change could present challenges to the management of the business, including relationships with key customers and vendors.

Warranty and product liability claims could adversely impact our earnings and reputation.

The manufacturing, marketing and sale of medical devices expose us to the risk of warranty claims, product liability claims or product recalls. We are, from time to time, subject to warranty claims with regard to product performance, which expose us to unexpected repair and replacement costs. In addition, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information with respect to products we manufacture or sell could result in an unsafe condition or injury to, or death of, a patient. The occurrence of such a problem could result in product liability claims, product recalls or a safety alert relating to one or more of our products. Although we maintain product liability insurance, the coverage may not be adequate or may not be available at affordable rates. Warranty claims, product liability claims or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products.

Failure to adequately protect our intellectual property rights may cause our expenses to increase and our business to suffer.

Our success depends in part on obtaining, maintaining, and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property rights and rely, in part. on patent, trade secret, copyright, know-how, trademark laws, license agreements and contractual provisions to establish our intellectual property rights and protect our products. We require our new employees, consultants, and corporate partners to execute confidentiality agreements at the commencement of their employment or consulting relationship with us. However, these agreements may be breached or, in the event of unauthorized use or disclosure, they may not provide adequate remedies. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets or other agreements will adequately protect our intellectual property.

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

We manufacture substantially all of our products in one principal manufacturing facility, located in a single building in Deerfield, Wisconsin. Despite precautions taken by us, a natural disaster or other unanticipated catastrophic events at this building could significantly impair our ability to manufacture our products and operate our business. Our facility and certain manufacturing equipment located in that facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory of product or components located in our facility. While we carry insurance for natural disasters and business interruption, the occurrence of such an event could result in losses that exceed the amount of this insurance coverage, which would impair our financial results.

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

As part of our growth strategy, we intend to selectively acquire other businesses, product lines, assets, or technologies, which are complementary to our product offerings. Successful execution of our acquisition strategy depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions. Acquisitions involve numerous risks, including:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	risks of entering markets in which we have no, or limited, direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	the risk that acquired lines of business may reduce or replace the sales of existing products; and

•	the potential loss of key employees of the acquired companies.

Future acquisitions may not be successful and, if we are unable to effectively manage the risks described above, our business, operating results or financial condition may be negatively affected.

We may need additional capital to continue our acquisition growth strategy.

Successful continued execution of our acquisition strategy may also depend upon our ability to obtain satisfactory debt or equity financing. We likely would require additional debt or equity financing to make any further significant acquisitions. Such financing may not be available on terms that are acceptable to us or at all, particularly in light of current adverse conditions in the capital markets. If we are required to incur additional indebtedness to fund acquisitions in the future, our cash flow may be negatively affected by additional debt servicing requirements and the terms of such indebtedness may impose covenants and restrictions that provide us less flexibility in how we operate our business. Fluctuations in our stock price may make it difficult to make acquisitions using our stock as consideration. Moreover, use of our stock to fund acquisitions may have a significant dilutive effect on existing shareholders.

Our internal research and product development activities are complemented by acquisitions, investments and alliances. We cannot guarantee that any previous or future acquisitions, investments or alliances will be successful for the purposes of complementing our internal research and product development activities.

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

As of December 31, 2008 we have reserved 4,880,725 shares of common stock for issuance under our stock-based compensation plans and arrangements, including pursuant to options that are outstanding or may be granted in the future. Future stock awards under our plans and the issuance of stock upon exercise of options would have a dilutive effect on our stockholders and may adversely affect the market price of our common stock.

Our charter documents and Delaware law contain provisions that could make it more difficult for a third party to acquire us.

Certain provisions of our certificate of incorporation and bylaws could make it harder for a third party to acquire us without the consent of our board of directors. Our certificate of incorporation authorizes the issuance of preferred stock with the designations, rights, and preferences as may be determined from time to time by our board of directors, without any further vote or action by our stockholders. In addition, our board of directors is divided into three classes with staggered terms, which makes it difficult for stockholders to change the control of our board. Lastly, Section 203 of the Delaware General Corporation Law limits business combination transactions with interested stockholders that have not been previously approved by the issuer’s board of directors. Our board of directors could choose not to negotiate with an acquirer that it did not feel was in our strategic interest. If the acquirer was discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by the anti-takeover measures described above, our stockholders could lose the opportunity to sell their shares at a favorable price.

Utilization of our deferred tax assets may be limited and is dependent on future taxable income.

In connection with the merger of Quinton and CSI in 2005, and at the end of 2004, deferred tax assets were recognized on our balance sheet. The deferred tax assets primarily represent the income tax benefit of net operating loss (“NOL”) and credit carryforwards of Quinton and CSI from prior periods. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires us to not amortize goodwill and other intangible assets determined to have indefinite lives, and established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also need to evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below its book value for an extended period of time. A significant decline in our stock price could require us to evaluate intangible assets for recoverability during the quarter in which the decline occurred. In the case of intangible assets with indefinite lives, we will need to evaluate whether events or circumstances continue to support an indefinite useful life. We will need to evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a facility in Bothell, Washington, which houses our corporate offices and certain of our research and development and customer support services, as well as marketing, finance and administrative functions. This facility occupies approximately 56,000 square feet and is under lease through 2013.

We also lease a facility in Deerfield, Wisconsin, which houses our manufacturing operations and certain of our research and development, customer support services, marketing, finance and administrative functions. This facility is approximately 100,000 square feet. The lease expires in 2018 with two five-year renewal options.

We have other facilities under lease in Laguna Hills, California, which houses certain of our research and development operations, as well as in other locations such as Manchester, United Kingdom, Shanghai, China, Copenhagen, Denmark, Cologne, Germany and Paris, France.

Item 3.	Legal Proceedings

We are subject to various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market (symbol “CSCX”). The number of shareholders of record of our common stock at March 3, 2009, was 835.

Quarterly high and low bid quotations for our common stock as quoted on NASDAQ for the periods indicated are set forth in the table below.

	Stock Price
	High	Low

Fiscal 2008
First Quarter	$9.75	$7.60
Second Quarter	9.75	7.60
Third Quarter	11.00	7.57
Fourth Quarter	10.31	5.00
Fiscal 2007
First Quarter	$9.64	$7.40
Second Quarter	11.45	8.93
Third Quarter	11.50	8.55
Fourth Quarter	10.75	7.35

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Comparison Graph

The following graph depicts the Company’s total return to shareholders from August 31, 2005 through December 31, 2008, relative to the performance of the NASDAQ Composite Index and the Standard & Poor’s Health Care Equipment Index. All indices shown in the graph have been reset to a base of 100 as of September 1, 2005, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among Cardiac Science Corporation, The NASDAQ Composite Index
And The S&P Health Care Equipment Index

*	$100 invested on 9/1/05 in stock & 8/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. Our company is the result of the combination of Quinton and CSI pursuant to a merger transaction that was completed on September 1, 2005. Since we are deemed to be the successor to Quinton for accounting purposes, our selected consolidated financial data in the table below represents the historical financial data of Quinton through September 1, 2005 and includes CSI’s results of operations since September 1, 2005.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data(1):
Revenues	$206,153	$182,131	$155,429	$106,650	$89,603
Cost of revenues	103,870	93,715	82,195	59,794	50,302

Gross profit	102,283	88,416	73,234	46,856	39,301

Operating Expenses:
Research and development	16,426	13,020	11,733	9,353	7,397
Sales and marketing	50,733	46,195	39,960	24,957	18,378
General and administrative	22,417	19,176	19,072	14,233	8,348
Impairment of goodwill	107,671	—	—	—	—
Litigation and related expenses	—	3,808	3,855	893	—
Licensing income and litigation settlement	—	(6,000)	—	—	—

Total operating expenses	197,247	76,199	74,620	49,436	34,123

Operating income (loss)	(94,964)	12,217	(1,386)	(2,580)	5,178

Other Income (Expense):
Interest income (expense), net	489	402	(16)	325	(70)
Other income (expense), net	635	799	782	(487)	1,031

Total other income (expense)	1,124	1,201	766	(162)	961

Income (loss) before income tax (expense) benefit and minority interest	(93,840)	13,418	(620)	(2,742)	6,139
Income tax (expense) benefit	(4,093)	(4,924)	615	1,473	8,890

Income (loss) before minority interests	(97,933)	8,494	(5)	(1,269)	15,029
Minority interests	(451)	(4)	54	31	39

Net income (loss)	$(98,384)	$8,490	$49	$(1,238)	$15,068

Basic income (loss) per share(2)	$(4.30)	$0.37	$0.00	$(0.08)	$1.47
Diluted income (loss) per share(2)	$(4.30)	$0.37	$0.00	$(0.08)	$1.39
Shares used in computing basic income (loss) per share(2)	22,869,920	22,697,113	22,502,040	14,695,261	10,236,838
Shares used in computing diluted income (loss) per share(2)	22,869,920	23,197,911	22,555,326	14,695,261	10,814,680
Consolidated Statements of Cash Flows Data:
Cash provided by (used in) operating activities	$17,743	$13,348	$8,764	$(850)	$6,259

Cash used in investing activities	$(4,352)	$(3,788)	$(3,307)	$(18,053)	$(41)

Cash provided by financing activities	$859	$780	$816	$547	$15,499

Effect of exchange rate changes on cash	$246	$—	$—	$—	$—

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,655	$20,159	$9,819	$3,546	$21,902
Total assets	170,208	262,671	247,645	248,557	77,175
Current liabilities	37,960	35,219	31,294	33,832	18,682
Long-term liabilities	—	54	679	1,806	—
Total shareholders’ equity	131,703	227,271	215,597	212,791	58,334

(1)	The business combination of Quinton and CSI in September 2005 materially affects the comparability of information contained in this table.

(2)	Shares prior to September 1, 2005 have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share. See Item 8, Note 1 to the Consolidated Financial Statements for a reconciliation of the denominators used in computing basic and diluted income (loss) per share for 2008, 2007 and 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AEDs), electrocardiograph systems (ECGs), stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (Informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. We distribute our products in nearly 100 countries worldwide, with operations in North America, Europe, and Asia.

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

Goodwill.  Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with acquisitions of our medical treadmill product line, Burdick and CSI. We test goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for each reporting unit identified for purposes of accounting for goodwill. A reporting unit represents a portion of our business for which we regularly review certain discrete financial information and operational results. The Company has determined that it has one reporting unit, consisting of general cardiology products, which also includes the product service business.

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

We performed a test for goodwill impairment at November 30, 2008 in accordance with our policy for performing this test annually. We recorded a pre-tax impairment charge of $107.7 million, equivalent to the full amount of previously acquired goodwill, during the fourth quarter of 2008. See Note 8 — Goodwill to the Consolidated Financial Statements in Item 8 of this report for further discussion of the impairment charge.

Deferred Tax Assets and Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to account for our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our net deferred tax assets.

Factors we consider in making such an assessment include, but are not limited to past performance, including our recent history of operating results on a GAAP basis, our recent history of generating taxable income, our history of recovering net operating loss carryforwards for tax purposes and our expectation of future taxable income, both considering our past history in predicting future results and considering current macroeconomic conditions and issues facing our industry.

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

We periodically evaluate whether our intangible assets are impaired. For our trade names, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value. For intangible assets related to developed technology, customer relationship and patent rights, this evaluation would be performed if events occur that suggest there may be an impairment loss. If we conclude that any of our intangible assets are impaired, we would record a loss on our statement of operations and reduce the value of the intangible asset.

We performed a test for impairment of our indefinite-lived intangibles as of November 30, 2008. We did not record an impairment charge as a result of the analysis.

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

Valuation of Long-Lived Assets.  We review long-lived assets, such as machinery and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to value of the asset group on our balance sheet. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Warranty.  We provide warranty service covering many of the products and systems we sell. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based, in part, on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of sales if we made different judgments or used different estimates.

Software Revenue Recognition.  We account for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the service period. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements could materially impact the amount of earned and unearned revenue.

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

In March of 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 will not have a material impact on our financial position or results of operations, but will require additional disclosure requirements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to the acquired businesses. The requirements of SFAS 141R are effective for periods beginning after December 15, 2008. We are required to and plan to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The impact of adopting SFAS 141R will depend upon acquisitions, if any, we consummate after the effective date.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 15, Fair Value Measurements, of this Form 10-K for our disclosures pursuant to the effective portion of SFAS 157. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The impact of adopting EITF 07-5, if any, is not expected to be material.

Results of Operations

Overview of 2008 Results

During the year we:

•	Posted record revenue of $206.2 million, representing 13% growth over 2007

•	Expanded global AED distribution, particularly in Europe and Japan, and achieved significant market share increases

•	Introduced new and updated products, including a new cardiac rehabilitation system, increased connectivity options for stress systems and new non-English language versions of a number of products

•	Achieved record operating cash flow

•	Were added to the Russell 3000® Index

•	Incurred a full pre-tax write-off of previously acquired goodwill totaling $107.7 million, resulting primarily from the significant downturn in the global economy and related decreases in our market capitalization during the fourth quarter of 2008 and the first quarter of 2009.

•	Recorded a $1.2 million charge related to the reorganization of our marketing and product development organizations, including a 12% reduction in work force, in order to realign our cost structure, become more flexible and efficient in our operations, and operate profitably in a range of scenarios related to economic uncertainty

In early 2009, we:

•	Announced an alliance with Syncroness that will allow us to be quicker to market with product solutions that meet the needs of existing customers as well as broader markets we are addressing

Looking Forward

There are a number of factors that may negatively affect revenue growth in future periods, most notably the significant downturn in the global economy, in particular in the U.S. and Japan. We continue to expect long-term growth in AED revenues over time, both domestically and overseas. However, we do not expect growth at the same level as recent years in the near term due to deteriorating global economic conditions which are having an impact on the speed of AED deployments domestically and internationally, including softness in the U.S. and Japanese markets, in particular. In addition to weak economic conditions in Japan, our operating performance in that market could be negatively impacted by our exclusive distributor’s expected introduction of new products that may erode sales of our products in that market. We believe the long-term outlook for AED sales in the U.S. and in Japan is very positive. However sales in the near term in both countries will likely be down in 2009. We believe our direct presence in several countries in Europe will result in continued growth in sales in these markets over time, though again we may experience softness in the near term due to general economic factors. Although, we expect to continue to see meaningful revenue from the GE hospital defibrillator, we are cautious due to the economic environment creating challenges in the world-wide hospital market. We expect our cardiac monitoring line to ultimately grow over time though, again, due to the weak economy, our cardiac monitoring revenues may decline in 2009. We expect that service revenue and related gross profit will remain flat or grow somewhat in 2009 and will continue to grow thereafter. Additionally, GE’s level of success in selling our new hospital defibrillator, the results of our continued effort to revitalize our cardiac monitoring line and our ability to continue to capture a sizeable share of the global AED market as it rapidly evolves will all be factors of our success going forward.

We expect continued growth in gross profit over the longer term. However a number of the factors discussed above relating to revenue will negatively affect our gross profit in the near term.

Operating expenses in 2008 included a pre-tax charge $107.7 million relating to the impairment of goodwill. As all of our goodwill was written off in 2008, we do not expect a similar charge in the foreseeable future. We expect our operating expenses, other than the goodwill impairment charge, to decrease in the short-term due to steps taken to realign our cost structure in 2009 which will enhance our ability to operate profitably under a range of scenarios during this period of increased economic uncertainty. We expect operating expenses, other than the goodwill impairment charge, will increase over time if and when economic conditions improve and we resume revenue growth. We are continuing to devote substantial resources to the continued development of new versions of our products to meet the changing requirements of our customers.

In addition, we intend to expand our sales and marketing activities over time, both domestically and internationally, in order to increase sales of our products and services. We expect that sales and marketing expenses will decrease in the near term in line with expected short term declines in revenue. We expect general and administrative expenses to decrease in the near term. Finally, we expect sales and marketing as well as general and administrative expenses to grow in the long run, as our revenues resume growth.

Revenues

We derive our revenues primarily from the sale of our non-invasive cardiology products and related consumables, and to a lesser extent, from services related to these products, including training. We categorize our revenues as (1) defibrillation products, which include our AEDs, hospital defibrillators and related accessories; (2) cardiac monitoring products, which include capital equipment, software products and related accessories and supplies; and (3) service, which includes service contracts, CPR/AED training services, AED program management services, equipment maintenance and repair, replacement part sales and other services. We derive a portion of our service revenue from sales of separate extended maintenance arrangements. We defer and recognize these revenues over the applicable maintenance period.

Revenues for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2008	2007 to 2008	2007	2006 to 2007	2006
	(Dollars in thousands)

Defibrillation products	$121,946	25.2%	$97,382	44.5%	$67,414
% of revenue	59.2%		53.5%		43.4%
Cardiac monitoring products	65,556	(4.5)%	68,624	(3.4)%	71,016
% of revenue	31.8%		37.7%		45.7%
Service	18,651	15.7%	16,125	(5.1)%	16,999
% of revenue	9.0%		8.9%		10.9%

Total revenues	$206,153	13.2%	$182,131	17.2%	$155,429

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Defibrillation products revenue increased significantly for 2008 from the comparable period in 2007 due to strong growth throughout Europe and Asia (particularly in Japan), which increased by 86% during the period. This increase was partially offset by decreases in domestic defibrillation products revenue of 18% during the year ended December 31, 2008, as compared to the same period in 2007. This decrease was due in part to exceptionally high revenue in the prior year that included multi-million dollar school and corporate AED deployments, which did not recur at the same levels in 2008. The weak U.S. economy negatively impacted defibrillation product sales, especially in the latter part of 2008.

Cardiac monitoring products revenue decreased by 4.5% for 2008 from the comparable period in 2007. We believe this is due, in part, to weakening of general economic conditions, resulting in longer buying cycles and deferred purchasing decisions for customers in this portion of our business.

Service revenue increased for 2008 from the comparable period in 2007 due primarily to the success of our continued focus on, and promotion of, our AED training and program management services, and to a lesser extent on growth in our cardiac monitoring service contract sales.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Defibrillation products revenue increased significantly for 2007 from the comparable period in 2006 due to higher sales both internationally and domestically, as we continued to leverage our public access programs in various municipalities and schools, increase our national accounts sales, expand through distribution and take advantage of competitive opportunities in the market. Domestic defibrillation sales increased by 60% and international sales grew by 28%.

Cardiac monitoring products revenue decreased by 3.4% for 2007 from the comparable period in 2006, although revenue for the three months ended December 31, 2007 increased by 16.5%. The decrease in our cardiac monitoring revenue was due primarily to increased competition in the U.S. market for cardiology equipment and supplies.

Service revenue decreased for 2007 from the comparable period in 2006 due primarily to the discontinuation in the second quarter of 2006 of certain non-core service contracts acquired in the merger transaction with CSI in 2005 and to a lesser degree to a reduction of product support in some areas, which was done in order to stimulate sales of new products.

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

Gross profit for the years ended December 31, 2008, 2007 and 2006 was as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2008	2007 to 2008	2007	2006 to 2007	2006
	(Dollars in thousands)

Defibrillation products	$67,053	27.3%	$52,664	45.5%	$36,183
% of defibrillation products revenue	55.0%		54.1%		53.7%
Cardiac monitoring products	29,260	(8.6)%	32,000	(1.2)%	32,390
% of cardiac monitoring products revenue	44.6%		46.6%		45.6%
Service	5,970	59.1%	3,752	(19.5)%	4,661
% of service revenue	32.0%		23.3%		27.4%

Total gross profit	$102,283	15.7%	$88,416	20.7%	$73,234

% of total revenue	49.6%		48.5%		47.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross profit from products increased for 2008 from the comparable period in 2007 due principally to efficiencies associated with increased volumes and a shift in overall product mix to a higher proportion of defibrillation products, for which gross profit is generally higher than for cardiac monitoring products. The slight increase in defibrillation products gross margin during 2008 was due efficiencies associated with increased volumes and a combination of favorable changes in product mix and cost reductions. The decrease in cardiac monitoring products gross margin was due principally to changes in product mix.

Gross profit from service increased as a percentage of service revenue for year ended December 31, 2008 from the comparable period in 2007 due in part to increased sales of higher value-added offerings and general growth in service revenue while costs remained relatively fixed.

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

General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as bad debt expense, professional fees, legal fees, excluding fees associated with significant litigation matters, and other corporate expenses.

Impairment of goodwill consists of pre-tax charges of $107.7 million, representing a write-off of the entire amount of our previously acquired goodwill, primarily resulting from our merger transaction with CSI in 2005. See Note 8 — Goodwill to the Consolidated Financial Statements in Item 8 of this report for further discussion of the impairment charge.

Litigation and related expenses include settlement costs and legal fees related primarily to three cases which were settled in the first half of 2007.

Licensing income and litigation settlement consists of non-cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Operating expenses for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2008	2007 to 2008	2007	2006 to 2007	2006
	(Dollars in thousands)

Research and development	$16,426	26.2%	$13,020	11.0%	$11,733
% of total revenue	8.0%		7.1%		7.5%
Sales and marketing	50,733	9.8%	46,195	15.6%	39,960
% of total revenue	24.6%		25.4%		25.7%
General and administrative	22,417	16.9%	19,176	0.5%	19,072
% of total revenue	10.9%		10.5%		12.3%
Impairment of goodwill	107,671	n/m	—	n/m	—
% of total revenue	52.2%		0.0%
Litigation and related expenses	—	n/m	3,808	(1.2)%	3,855
% of total revenue	0.0%		2.1%		2.5%
Licensing income and litigation settlement	—	n/m	(6,000)	n/m	—
% of total revenue	0.0%		(3.3)%		0.0%

Total operating expenses	$197,247	158.9%	$76,199	2.1%	$74,620

% of total revenue	95.7%		41.8%		48.0%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The increase in research and development expenses for 2008 compared to 2007 was due primarily to higher labor and outside contractor costs related to increased investment in future versions of our products. Additionally, research and development expenses included significant costs resulting from a planned reduction in the number of research and development personnel in order to reduce internal staffing in favor of external resources for certain products.

The increase in sales and marketing expenses for 2008 compared to 2007 was due primarily to higher commissions related to higher total revenues and higher selling expenses from foreign subsidiaries where we have added a direct presence. In addition, payroll and benefit related costs increased due to higher staffing.

The increase in general and administrative expenses for 2008 compared to 2007 was due primarily to increases in payroll and benefit related costs, including temporary labor as well as increased bad debt expense and legal expenses, partially offset by lower professional service fees related to audit, tax and consulting fees.

Impairment of goodwill during 2008 totaled $107.7 million and represented a pre-tax full write-off of previously acquired goodwill related primarily to the merger transaction with CSI in 2005. The impairment was a result of a number of factors that existed during the fourth quarter of 2008, and primarily driven by the significant downtown in global economic conditions during this period and the related impact on our market capitalization. See Note 8 — Goodwill to the Consolidated Financial Statements in Item 8 of this report for further discussion. We had no similar expense related to impairment of goodwill or other intangible assets in 2007 or 2006.

In 2008, we had no litigation expenses associated with the three cases for which specific costs were incurred in 2007. Litigation and related expenses for 2007 totaled $3.8 million which were comprised of settlement costs and legal fees related primarily to three cases which were settled between April and July. We had no expenses related to these same cases for the year ended December 31, 2008.

We had no licensing income and litigation settlement benefit in 2008. Licensing income and litigation settlement for 2007 included non-cash income of $5.5 million for the license rights granted to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million.

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

Licensing income and litigation settlement for 2007 included non-cash income of $5.5 million for the license rights granted to Philips as part of the litigation settlement and a non-cash gain on the transaction of $0.5 million. There was no benefit in 2006 for activity related to this settlement in 2007.

Other Income and Expense

Other income for 2008 consisted primarily of income from royalty agreements of $0.5 million and interest income on invested cash of $0.5 million. Additionally, other income included realized foreign currency gains related to forward exchange contracts associated with cash and accounts receivable that are denominated in currencies other than the U.S. Dollar. These realized gains were substantially offset by foreign currency losses on intercompany payables denominated in U.S. dollars owed by foreign subsidiaries.

Other income for 2007 consisted primarily of income from sub-lease agreements at facilities, royalty income, and foreign currency transaction gains. Interest income on invested cash was $0.5 million in 2007 compared to $0.2 million in 2006 due primarily to increased average cash balances during 2007.

Other income for 2006 consisted primarily of income of $0.2 million related to the release of a liability to the city of Deerfield, Wisconsin (the location of our manufacturing facilities) and $0.2 million received during the period representing contingent consideration relating to the sale of our hemodynamic monitoring business in an earlier period. Interest income on invested cash was $0.2 million during 2006.

Income Taxes

During 2008 we recorded income tax expense of $4.1 million compared to income tax expense of $4.9 million in 2007 and income tax benefit of $0.6 million in 2006. Our worldwide effective tax rate for

2008 was (4%) and was materially affected by the pre-tax goodwill impairment charge of $107.7 million, of which only $0.3 million is deductible for federal and state income tax purposes. Accordingly, substantially all of our 2008 income tax expense is based on income excluding this impairment charge. Our worldwide effective tax rate applicable to income excluding the goodwill impairment charge was approximately 31%. This worldwide effective tax rate is down from our 2007 worldwide effective tax rate of 37% due in part to a shift in income from the U.S. to foreign jurisdictions with lower income tax rates, an increase in federal and state research and development credits as well as a slight decrease in our 2008 state effective tax rate.

The worldwide effective tax rate for 2007 was 37% and resulted from our federal and state effective tax rates, partially offset by research and development credits earned during the same period.

The worldwide effective tax rate benefit for 2006 was 99% and resulted primarily from the reinstatement of federal and state research and development credits resulting in a disproportionately high tax benefit relative to our 2006 pretax loss.

Liquidity and Capital Resources

Cash flows for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2008	2007 to 2008	2007	2006 to 2007	2006
	(Dollars in thousands)

Cash provided by operating activities	$17,743	32.9%	$13,348	52.3%	$8,764
Cash used in investing activities	(4,352)	(14.9)%	(3,788)	(14.5)%	(3,307)
Cash provided by financing activities	859	10.1%	780	(4.4)%	816
Effect of exchange rate changes on cash	246	n/m	—	n/m	—

Total change in cash and cash equivalents	$14,496	40.2%	$10,340	64.8%	$6,273

Cash provided by operating activities of $17.7 million for 2008 resulted from our net loss of $98.4 million plus net non-cash items included in net loss of $119.7 million (including the pre-tax goodwill impairment charge of $107.7 million) and a net increase in working capital, excluding cash, of $3.6 million. Cash provided by operating activities of $13.3 million for 2007 resulted from our net income of $8.5 million plus net non-cash items included in net income of $7.5 million, reduced by a net increase in working capital of $2.7 million. Cash provided by operating activities of $13.3 million increased $4.5 million in 2007 compared to cash flows provided by operating activities of $8.8 million in 2006 due primarily to the improvement in our net income.

Net cash used in investing activities of $4.4 million for 2008 consisted primarily of payments for capital expenditures of $3.9 million related primarily to leasehold improvements at our new location in Laguna Hills, CA as well as investments in information technology and new manufacturing equipment and tooling for products under development.

Net cash used in investing activities in 2007 consisted of payments for capital expenditures of $2.0 million, purchases of short-term investments of $1.2 million, payments of acquisition related costs associated with the merger transaction of $1.0 million, and payment of $1.0 million in consideration of certain patent rights received as part of the Philips settlement agreement. These investing outflows were partially offset by proceeds from maturities of short-term investments of $1.4 million.

Net cash used in investing activities in 2006 consisted of payments for capital expenditures of $1.2 million and purchases of short-term investments of $0.8 million, partially offset by proceeds from maturities of short-term investments of $0.3 million and collection of a note receivable related to a royalty agreement acquired in connection with the merger transaction with CSI of $0.2 million. In addition, net cash used in investing activities in 2006 included payments of acquisition costs related to the merger transaction with CSI of $1.7 million.

Net cash provided by financing activities for 2008, 2007 and 2006 consisted of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan less minimum tax withholdings on restricted stock awards remitted to taxing authorities.

As of December 31, 2008, our cash and cash equivalents totaled $34.7 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.

We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At December 31, 2008, we did not have any borrowings under this line of credit.

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

Contractual Obligations

The table below summarizes our contractual obligations and other commercial commitments as of December 31, 2008 (amounts in thousands):

		Less Than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$14,377	$1,830	$4,058	$4,144	$4,345
Purchase obligations	42,066	42,066	—	—	—

Total contractual obligations	$56,443	$43,896	$4,058	$4,144	$4,345

Purchase obligations consist of outstanding purchase orders issued in the normal course of business.

At December 31, 2008 we had performance bonds of $0.1 million outstanding which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.

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

CARDIAC SCIENCE CORPORATION
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as of December 31, 2007 in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cardiac Science Corporation:

We have audited the accompanying consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited Cardiac Science Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardiac Science Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Cardiac Science Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Seattle, Washington
March 16, 2009

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$34,655	$20,159
Short-term investments	—	350
Accounts receivable, net of allowance for doubtful accounts of $1,186 and $500, respectively	31,665	29,439
Inventories	24,692	21,794
Deferred income taxes	8,366	9,558
Prepaid expenses and other current assets	3,144	2,509

Total current assets	102,522	83,809
Other assets	428	125
Machinery and equipment, net of accumulated depreciation of $15,190 and $13,065, respectively	6,994	5,056
Deferred income taxes	28,452	30,288
Intangible assets, net of accumulated amortization of $13,889 and $9,927, respectively	31,278	35,053
Investments in unconsolidated entities	534	727
Goodwill	—	107,613

Total assets	$170,208	$262,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,711	$12,792
Accrued liabilities	13,535	11,075
Warranty liability	3,796	3,211
Deferred revenue	7,918	8,141

Total current liabilities	37,960	35,219
Other liabilities	—	54

Total liabilities	37,960	35,273
Minority interests	545	127
Commitments and contingencies
Shareholders’ Equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of December 31, 2008 and 2007, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 22,998,364 and 22,781,648 shares issued and outstanding at December 31, 2008 and 2007, respectively	227,303	224,250
Accumulated other comprehensive income (loss)	(70)	167
Retained earnings (deficit)	(95,530)	2,854

Total shareholders’ equity	131,703	227,271

Total liabilities and shareholders’ equity	$170,208	$262,671

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues:
Products	$187,502	$166,006	$138,430
Service	18,651	16,125	16,999

Total revenues	206,153	182,131	155,429

Cost of Revenues:
Products	91,189	81,342	69,857
Service	12,681	12,373	12,338

Total cost of revenues	103,870	93,715	82,195

Gross profit	102,283	88,416	73,234

Operating Expenses:
Research and development	16,426	13,020	11,733
Sales and marketing	50,733	46,195	39,960
General and administrative	22,417	19,176	19,072
Impairment of goodwill	107,671	—	—
Litigation and related expenses	—	3,808	3,855
Licensing income and litigation settlement	—	(6,000)	—

Total operating expenses	197,247	76,199	74,620

Operating income (loss)	(94,964)	12,217	(1,386)

Other Income:
Interest income	489	479	242
Interest expense	—	(77)	(258)
Other income, net	635	799	782

Total other income	1,124	1,201	766

Income (loss) before income tax (expense) benefit and minority interests	(93,840)	13,418	(620)
Income tax (expense) benefit	(4,093)	(4,924)	615

Income (loss) before minority interests	(97,933)	8,494	(5)
Minority interests	(451)	(4)	54

Net income (loss)	$(98,384)	$8,490	$49

Net income (loss) per share — basic	$(4.30)	$0.37	$0.00
Net income (loss) per share — diluted	$(4.30)	$0.37	$0.00
Weighted average shares outstanding — basic	22,869,920	22,697,113	22,502,040
Weighted average shares outstanding — diluted	22,869,920	23,197,911	22,555,326

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

			Accumulated
			Other	Retained
			Comprehensive	Earnings
	Shares	Amount	Income (Loss)	(Deficit)	Total
	(In thousands, except share amounts)

Balance, December 31, 2005	22,410,344	$218,335	$5	$(5,549)	$212,791
Cumulative effect of adjustment resulting from the adoption of SAB No. 108, net of tax	—	—	—	(136)	(136)
Issuance of common stock upon exercise of stock options	79,012	232	—	—	232
Stock-based compensation	—	2,062	—	—	2,062
Proceeds from issuance of stock under employee stock purchase plan	92,199	665	—	—	665
Stock awards	23,516	—	—	—	—
Minimum tax withholding on stock awards	(7,057)	(81)	—	—	(81)
Comprehensive income:
Net income	—	—	—	49	49
Unrealized gain on available-for-sale securities, net of income tax effect of $12	—	—	20	—	20
Foreign currency translation adjustments	—	—	(5)	—	(5)
Total comprehensive income					64

Balance, December 31, 2006	22,598,014	221,213	20	(5,636)	215,597
Issuance of common stock upon
exercise of stock options	73,693	368	—	—	368
Stock-based compensation	—	2,257	—	—	2,257
Proceeds from issuance of stock under employee stock purchase plan	80,078	553	—	—	553
Stock awards	43,927	—	—	—	—
Minimum tax withholding on stock awards	(14,064)	(141)	—	—	(141)
Comprehensive income:
Net income	—	—	—	8,490	8,490
Unrealized gain on available-for-sale securities, net of income tax effect of $87	—	—	147	—	147
Total comprehensive income					8,637

Balance, December 31, 2007	22,781,648	$224,250	$167	$2,854	$227,271

Issuance of common stock upon exercise of stock options	86,232	500	—	—	500
Stock-based compensation	—	2,194	—	—	2,194
Proceeds from issuance of stock under employee stock purchase plan	89,670	603	—	—	603
Stock awards	60,476	—	—	—	—
Minimum tax withholding on stock awards	(19,662)	(244)	—	—	(244)
Comprehensive loss:
Net loss	—	—	—	(98,384)	(98,384)
Unrealized loss on available-for-sale securities, net of income tax effect of $65	—	—	(128)	—	(128)
Foreign currency translation adjustments	—	—	(109)	—	(109)
Total comprehensive loss					(98,621)

Balance, December 31, 2008	22,998,364	$227,303	$(70)	$(95,530)	$131,703

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities:
Net income (loss)	$(98,384)	$8,490	$49
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,173	2,233	2,028
(Gain) loss on disposal of machinery and equipment	—	(16)	58
Depreciation and amortization	6,327	6,746	6,261
Impairment of goodwill	107,671	—	—
Licensing income and litigation settlement	—	(6,000)	—
Deferred income taxes	3,093	4,494	(781)
Minority interests	451	55	(54)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(2,825)	(2,468)	(1,189)
Inventories	(2,877)	(4,153)	2,956
Prepaid expenses and other assets	(645)	(304)	1,189
Accounts payable	(543)	1,031	411
Accrued liabilities	2,940	1,531	(1,604)
Warranty liability	585	679	(95)
Deferred revenue	(223)	1,030	(465)

Net cash provided by operating activities	17,743	13,348	8,764

Investing Activities:
Purchases of short-term investments	(845)	(1,240)	(839)
Maturities of short-term investments	1,195	1,437	292
Purchase of patents as part of litigation settlement	—	(1,000)	—
Purchases of machinery and equipment	(3,911)	(2,014)	(1,249)
Proceeds from repayment of notes	38	—	238
Cash paid for acquisitions	(829)	(971)	(1,749)

Net cash used in investing activities	(4,352)	(3,788)	(3,307)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	1,103	921	897
Minimum tax withholding on stock awards	(244)	(141)	(81)

Net cash provided by financing activities	859	780	816

Effect of exchange rate changes on cash	246	—	—

Net change in cash and cash equivalents	14,496	10,340	6,273
Cash and cash equivalents, beginning of period	20,159	9,819	3,546

Cash and cash equivalents, end of period	$34,655	$20,159	$9,819

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$1,026	$338	$204
Cash paid for interest	—	$25	$54
Supplemental disclosures of noncash investing and financing activities:
Intangible assets acquired in licensing income and litigation settlement	—	$6,000	—
Machinery and equipment purchases accrued but not yet paid for	$396	—	—
Conversion of accounts receivable note to note receivable	$330	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Description of Business

Cardiac Science Corporation (“the Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AEDs), electrocardiograph systems (ECGs), stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (Informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. Cardiac Science, the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands, is headquartered in Bothell, Washington. The Company distributes its products in nearly 100 countries worldwide, with operations in North America, Europe, and Asia.

The Company is the result of the combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) pursuant to a merger transaction (“Merger”) that was completed on September 1, 2005.

Basis of Presentation

The accompanying consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint ventures. All intercompany accounts and transactions have been eliminated.

The Company, in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), adjusted its beginning retained earnings for fiscal 2006 in the accompanying consolidated financial statements. See Note 19 for additional information on the adoption of SAB 108.

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

The Company’s short-term investments are classified as available-for-sale as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). At December 31, 2007 short-term investments consisted of investment grade commercial paper and U.S. government and agencies’ discount notes maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense. There have been no other-than-temporary declines in the securities.

Short-term investments totaled $350,000 at December 31, 2007, the Company had no similar investments at December 31, 2008. There were no significant realized gains or losses on the sale of short-term investments during the years ended December 31, 2008 and 2007. Gross unrealized gains and losses at December 31, 2008 and 2007 were not significant.

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

Machinery and Equipment

Machinery and equipment are stated at cost. Machinery and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of 2 to 14 years. Leasehold improvements are capitalized and amortized over the shorter of the estimated useful lives or the remaining lease term. Expenditures for maintenance and repairs are expensed as incurred. Upon retirement or disposal, the cost and accumulated depreciation of machinery and equipment are reduced and any gain or loss is recorded relative to cash proceeds received, if any.

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

The Company’s intangible assets are comprised primarily of the Burdick and Cardiac Science trade names, developed technology, patent rights and customer relationships, all of which were acquired in the Company’s acquisitions of Spacelabs Burdick, Inc. (“Burdick”) in 2003, the merger transaction between Quinton and CSI in 2005 and the Philips cross-licensing agreement in 2007. Management uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick and Cardiac Science

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trade names have indefinite lives, and accordingly, values of the trade names are not amortized. The useful lives of developed technologies were based on the estimated remaining economic lives of the related products. The useful lives of the patent rights were based on the estimated remaining economic life of the patents. The useful lives of customer relationships were based on expected turnover experience, among other factors. The Company evaluates the remaining useful lives of amortizable intangibles annually.

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

The Company performed a test for impairment of indefinite lived intangibles other than goodwill as of November 30, 2008. We did not record an impairment charge as a result of the analysis.

Goodwill

Goodwill represents the excess of cost over the estimated fair value of net assets acquired in connection with Quinton’s acquisitions of a medical treadmill manufacturing line in 2002 and Burdick in 2003 and in connection with the merger transaction between Quinton and CSI in September 2005. In accordance with SFAS 142 goodwill is not being amortized and the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company has determined that it has one reporting unit, consisting of general cardiology products, which also includes the product service business.

SFAS 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is potentially impaired, thus the second step of the goodwill impairment test is used to quantify the amount of any impairment that exists. Management estimated the fair value of the Company’s reporting unit was less than the carrying value during the fourth quarter of 2008 and ultimately recorded a write-off of all previously acquired goodwill totaling $107.7 million. See Note 8 — Goodwill to the Consolidated Financial Statements for further discussion of the impairment charge.

Valuation of Long-Lived Assets

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to the asset group if it is concluded that the fair market value of the asset group is less than its carrying value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We evaluated our long lived assets for impairment during 2008 and determined that no impairment was necessary.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocations

SFAS No. 141, “Business Combinations,” (“SFAS 141”) requires that the purchase method of accounting be used for all business combinations and establishes specific criteria for the recognition of intangible assets separately from goodwill. The merger transaction was accounted for as an acquisition by Quinton of CSI under the purchase method of accounting in accordance with SFAS 141, and the Company allocated the respective purchase price plus transaction costs to estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were made based on the Company’s estimates of fair values. In connection with the Company’s acquisitions of the medical treadmill manufacturing line and Burdick, the Company allocated the respective purchase prices plus transaction costs to estimated fair values of assets acquired and liabilities assumed.

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

Restructuring Costs

In December 2008, the Company decided to implement a restructuring plan. The restructuring plan includes a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure, become more flexible and efficient in operations, and operate profitably in a range of scenarios related to economic uncertainty. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 related to this restructuring and other terminations resulting from the realignment of the research and development organization.

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the period earned based on the prior quarter’s historical results adjusted for any new information or trends known to management at the time of estimation.

Freight charges billed to customers and included in revenue were approximately $2,259,000, $2,306,000 and $2,237,000 in 2008, 2007 and 2006, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.

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

Segment Reporting

Accounting standards require public companies to disclose certain information about each of their reportable segments. Based on the similar economic and operating characteristics of the components of our business, we have determined that we currently have only one reportable segment, which markets various non-invasive cardiology products and services.

Export Sales

For the years ended December 31, 2008, 2007 and 2006, export sales were 39%, 26% and 24%, respectively, of total revenues. Export sales are denominated in U.S. dollars. Accordingly, the Company did not incur significant foreign currency transaction gains or losses.

Foreign Currency Translation

The functional currency of the Company’s foreign operations in Denmark is the U.S. dollar and therefore, the financial statements of this entity are maintained in U.S. dollars. Any assets and liabilities in foreign currencies, such as bank accounts and certain payables, are re-measured in U.S. dollars at period-end exchange rates in effect. Any transactions in foreign currencies, such as wages paid in local currencies, are re-measured in U.S. dollars using an average monthly exchange rate. Any resulting gains and losses are included in operations and were not significant in any period.

The Company maintains the financial statements in the local currency of the countries in which its consolidated joint ventures, Cardiac Science Shanghai and Cardiac Science France are located, as well as its wholly owned subsidiaries in the U.K. and Germany. Thus, assets and liabilities are translated to U.S. dollars at exchange rates in effect at period end for consolidated reporting. Translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on foreign currency transactions are included in operations and were not significant in any period.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

The cost of advertising is expensed as incurred. During the years ended December 31, 2008, 2007 and 2006, the Company incurred advertising expenses of $870,000, $1,327,000 and $996,000, respectively.

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

Comprehensive Income (Loss)

The Company computes comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.

For the Company, components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects and translation gains and losses related to consolidation of financial statements from international operations.

The following table sets forth comprehensive income (loss):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$(98,384)	$8,490	$49
Other comprehensive income (loss)	(237)	147	15

Total comprehensive income (loss)	$(98,621)	$8,637	$64

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

Stock-Based Compensation

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share data)

Numerator:
Net income (loss)	$(98,384)	$8,490	$49

Denominator:
Weighted average shares for basic calculation	22,869,920	22,697,113	22,502,040
Incremental shares from employee stock options, non-vested stock awards and ESPP	—	500,798	53,286

Weighted average shares for diluted calculation	22,869,920	23,197,911	22,555,326

The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted income (loss) per share:

	Year Ended December 31,
	2008	2007	2006

Antidilutive shares issuable upon exercise of stock options	2,896,877	2,459,875	2,296,587
Antidilutive shares issuable upon exercise of warrants	237,775	288,984	330,834
Antidilutive shares related to non-vested stock awards and ESPP	289,836	194,904	—

Total	3,424,488	2,943,763	2,627,421

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Customer and Vendor Concentrations

The following table summarizes the customers accounting for 10% or more of our total revenues:

	Year Ended December 31,
Customer	2008	2007	2006

Nihon Kohden Corporation	19%	11%	11%

*	Did not exceed 10%.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the vendors accounting for 10% or more of our purchases:

	Year Ended December 31,
Vendor	2008	2007	2006

Vendor 1	18%	16%	12%
Vendor 2	*	*	10%

*	Did not exceed 10%.

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

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements of FSP FAS 142-3 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact FSP FAS 142-3 will have on our financial position and results of operations upon adoption.

In March of 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Adoption of SFAS 161 will not have a material impact on the Company’s financial position or results of operations, but will require additional disclosure requirements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to the acquired businesses. The requirements of SFAS 141R are effective for

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods beginning after December 15, 2008. We are required to and plan to adopt the provisions of SFAS 141R beginning in the first quarter of 2009. The impact of adopting SFAS 141R will depend upon the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements”, an amendment of ARB 51 (“SFAS 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The requirements of SFAS 160 are effective for periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. Refer to Note 15, Fair Value Measurements, of this Form 10-K for our disclosures pursuant to the effective portion of SFAS 157. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 is not expected to have a material impact on our financial position or results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company is currently evaluation the impact on our financial position or results of operations for the adoption of EITF 07-5. The impact, if any, is not expected to be material

2.	Segment Reporting

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

The following table summarizes revenues by product line:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Defibrillation products	$121,946	$97,382	$67,414
Cardiac monitoring products	65,556	68,624	71,016
Service	18,651	16,125	16,999

Total	$206,153	$182,131	$155,429

The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Domestic	$125,172	$135,646	$117,497
Foreign	80,981	46,485	37,932

Total	$206,153	$182,131	$155,429

Foreign revenues include $39,033,000, $19,787,000 and $16,438,000 attributed to Nihon Kohden Corporation in Japan during 2008, 2007 and 2006, respectively.

Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.

3.	Restructuring Costs

In December 2008, the Company decided to implement a restructuring plan. The restructuring plan includes a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure, become more flexible and efficient in operations, and operate profitably in a range of scenarios related to economic uncertainty. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 as management having the appropriate authority determined the amount of benefits were probable and estimable as of December 31, 2008.

The Company’s 2005 merger transaction with CSI resulted in excess facilities and redundant employee positions. The Company accrued $1,418,000 of restructuring costs as part of the merger transaction purchase price for lease exit costs associated with the Irvine, California and Minnetonka, Minnesota facilities and other operating leases. In addition, a restructuring liability with an estimated fair value of $1,291,000 was acquired in the merger transaction for facilities in Solon and Warrensville, Ohio, which had been previously vacated by CSI.

Accrued exit costs relating to the Irvine, California lease were paid mainly in the first quarter of 2006. Accrued amounts for other vacated facilities will be paid over the lease terms ending in January 2009.

Restructuring costs accrued at December 31, 2008 totaled $1,009,000 and are included in accrued liabilities on the consolidated balance sheet.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize restructuring activity during the years ended December 31, 2006, 2007 and 2008:

	Balance at				Balance at
	December 31,		Cash		December 31,
	2005	Additions	Expenditures	Adjustments	2006
	(In thousands)

Vacated facilities	$2,251	$93	$(808)	$(152)	$1,384
Employee severance and retention costs	1,813	233	(1,780)	—	266

Total	$4,064	$326	$(2,588)	$(152)	$1,650

	Balance at				Balance at
	December 31,		Cash		December 31,
	2006	Additions	Expenditures	Adjustments	2007
	(In thousands)

Vacated facilities	$1,384	$—	$(705)	$—	$679
Employee severance and retention costs	266	—	(266)	—	—

Total	$1,650	$—	$(971)	$—	$679

	December 31,		Cash		December 31,
	2007	Additions	Expenditures	Adjustments	2008
	(In thousands)

Vacated facilities	$679	$—	$(625)	$—	$54
Employee severance and retention	—	1,203	(248)	—	955

Total	$679	$1,203	$(873)	$—	$1,009

4.	Inventories

Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following as of December 31:

	2008	2007
	(In thousands)

Raw materials	$20,871	$16,543
Finished goods	3,821	5,251

Total inventories	$24,692	$21,794

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Machinery and Equipment

Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives		2008	2007

Equipment	(2-14 years	)	$16,853	$13,786
Furniture and fixtures	(2-13 years	)	2,444	2,022
Leasehold improvements	(1-10 years	)	2,887	2,313

Subtotal			22,184	18,121
Less: Accumulated depreciation			(15,190)	(13,065)

Net machinery and equipment			$6,994	$5,056

During the years ended December 31, 2008, 2007 and 2006, the Company recorded depreciation expense related to machinery and equipment of $2,369,000, $2,930,000 and $2,792,000, respectively.

6.	Intangible Assets

The following table sets forth the balances of intangible assets at December 31, 2008 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net

Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		183	—	183

Total intangible assets not subject to amortization		14,963	—	14,963

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(5,767)	2,883
Cardiac Science developed technology	8 years	11,330	(4,721)	6,609
Burdick distributor relationships	10 years	1,400	(840)	560
Burdick developed technology	7 years	860	(737)	123
Patents and patent applications	5-10 years	960	(923)	37
Patent rights	13 years	7,000	(897)	6,103

Total intangible assets subject to amortization		30,200	(13,885)	16,315

Total		$45,163	$(13,885)	$31,278

The Company recorded amortization expense related to identifiable intangibles of $3,958,000, $3,816,000, and $3,469,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s estimated expense for the amortization of intangibles for each of the next five years is summarized as follows (in thousands):

2009	3,957
2010	3,258
2011	2,104
2012	2,102
2013	1,483
Thereafter	3,410

7.	Investments in Unconsolidated Entities

In connection with the acquisition of certain entities, the Company received investments in certain unconsolidated entities. These are generally accounted for under either the cost method, for illiquid investments, or as available-for-sale, for investments with a readily determinable market value.

As of December 31, the Company held the following investments (in thousands):

	2008	2007

ScImage	$84	$84
Biotel	371	605
Other	79	38

Total investment in unconsolidated entities	$534	$727

ScImage

The Company owns a preferred ownership investment in ScImage, a privately held company. The Company is entitled to earn commissions if it sells ScImage’s products. The Company has accounted for this investment using the cost method.

Biotel, Inc.

As of December 31, 2008 the Company owns approximately 6.5% of the outstanding shares of Biotel, a publicly traded company engaged in the development, manufacturing, and marketing of medical devices and related software. These shares were received through the merger transaction with CSI in 2005 and are valued based on quoted market price.

8.	Goodwill

In October 2002, the Company acquired the medical treadmill manufacturing business and related assets and technology rights from its previous supplier of these treadmills. The Company accounted for this transaction as a business combination and recorded goodwill of $926,000 in connection with this purchase, all of which was deductible for tax purposes.

In January 2003, the Company purchased 100% of the stock of Spacelabs Burdick, Inc. (“Burdick”). The Company recorded goodwill of $9,027,000 in connection with this purchase, none of which was deductible for tax purposes.

In June 2004, the Company reduced its goodwill by $263,000 in connection with the sale of its hemodynamic monitoring product line. In December 2004, in connection with reversing its valuation allowance against deferred tax assets, the Company decreased goodwill by approximately $618,000 due to net operating loss carryforwards resulting from the Company’s acquisition of Burdick.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the September 2005 acquisition of Cardiac Science, Inc., the Company recorded goodwill of $98,990,000 and reduced acquired goodwill by $449,000 due to adjustments to registration costs. Goodwill associated with this acquisition was not deductible for tax purposes.

In November 2008, the Company purchased an additional 10% ownership in the Cardiac Science Shanghai joint venture for $90,000 and increased its ownership in the joint venture to 66%. The Company recorded goodwill of $58,000 related to this transaction.

The following table summarizes changes in goodwill (amounts in thousands):

		Increases Due to
	Beginning of Period	Acquisitions	Impairment	End of Period

Year ended December 31, 2007	$107,613	—	—	$107,613
Year ended December 31, 2008	$107,613	$58	$(107,671)	—

Goodwill impairment

Goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s annual goodwill impairment testing date is November 30. The Company has determined that it has a single reporting unit, general cardiology products and services.

SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. Goodwill is considered potentially impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from step one, step two is performed to determine the amount of the impairment. The second step involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as an impairment loss.

To estimate the fair value of the reporting unit for step-one, the Company utilized a combination of “market” and “income” valuation approaches. Under the “market approach”, the estimated fair value of the single reporting unit is based on the Company’s market capitalization using quoted market prices of its stock, and the number of shares outstanding for the Company’s common stock. The Company also considers a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. Under the “income approach”, the company estimates the fair value of our single reporting unit using a net present value model, which discounts projected free cash flows (DCF) of the business at a computed weighted average cost of capital as the discount rate.

Estimating the fair value of reporting units is a subjective process that involves the use of estimates and judgments, particularly related to cash flows, the appropriate discount rates and an applicable control premium. The Company considered the following assumptions, among others, in performing the DCF analysis: forecasted revenues, gross profit margins, operating profit margins, working capital cash flow, growth rates, new product release dates and long term discount rates. All of these assumptions require significant judgments by the Company.

The requirements of the goodwill impairment testing process are such that, in the Company’s situation, if the first step of the impairment testing process indicates that the fair value of our single reporting unit is below its carrying value, the requirements of the second step of the test result in a significant decrease in the amount of goodwill recorded on the balance sheet.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter ended December 31, 2008, the Company experienced a significant decline in its stock price due primarily to the continued weakness in the global economic environment and the potential future impact of that weakness on the Company. As a result, the Company’s market capitalization fell significantly below the recorded value of its consolidated net equity.

In conducting an annual impairment test during the fourth quarter of 2008, as a result of completing the first step of the goodwill impairment test, the Company determined that the carrying value of its single reporting unit exceeded its fair value, which required us to perform the second step of the goodwill impairment test. After completing step two and allocating the estimated fair value to the net assets, the remaining fair value that was allocated to goodwill was reduced to zero and the Company recorded a non-cash charge to impair all of our previously acquired goodwill totaling $107.7 million before tax; net of tax the non-cash goodwill impairment charge totaled $107.4 million.

9.	Accrued Liabilities and Warranty

Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2008	2007

Accrued compensation and benefits	$5,862	$5,713
Other accrued liabilities	7,673	5,362

Total accrued liabilities	$13,535	$11,075

The Company’s warranty liability is summarized as follows (amounts in thousands):

			Purchase
			Accounting
			Adjustments
		Charged to	to Estimated
	Beginning	Product Cost	Fair Value of	Warranty	End of
	of Period	of Revenues	Acquired Warranty	Expenditures	Period
	(In thousands)

Year ended December 31, 2006	$2,348	$2,042	$279	$(2,137)	$2,532
Year ended December 31, 2007	2,532	2,986	—	(2,307)	3,211
Year ended December 31, 2008	3,211	3,890	—	(3,305)	3,796

10.	Credit Facility

The Company has a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At December 31, 2008 and 2007 the Company did not have any borrowings under this or any other line of credit.

11.	Income Taxes

The domestic and foreign components of pre-tax earnings (losses) were as follows for the years ended December 31 (in thousands):

	Year Ended December 31,
	2008	2007	2006

U.S.	$(94,968)	$12,866	$(1,184)
Foreign	1,128	552	564

Total	$(93,840)	$13,418	$(620)

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) for 2008, 2007 and 2006 includes the following components (amounts in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$492	$338	$—
State	190	84	—
Foreign	318	8	166

Total current income tax expense	1,000	430	166

Deferred:
Federal	3,383	4,452	(490)
State	(290)	42	(291)

Total deferred expense (benefit)	3,093	4,494	(781)

Total income tax expense (benefit)	$4,093	$4,924	$(615)

A reconciliation of the United States statutory rate of 34% to the effective tax rates attributable to continuing operations follows:

	Year Ended December 31,
	2008	2007	2006

Federal income tax provision (benefit) at U.S. statutory rates	(34.0)%	34.0%	(34.0)%
Nondeductible impairment of goodwill	38.6%	—	—
Meals and entertainment	0.2%	1.3%	23.2%
Stock-based compensation	0.1%	2.1%	44.3%
Research and development credits	(0.8)%	(4.4)%	(124.7)%
State income taxes, net of federal benefit	0.2%	2.9%	—
Foreign rate difference	(0.1)%	(0.7)%	(4.1)%
Other, net	0.1%	1.5%	(3.9)%

Provision (benefit) for income taxes	4.4%	36.7%	(99.2)%

At December 31, 2008 and 2007, the Company had Federal net operating loss carryforwards of approximately $76,509,000 and $91,007,000, respectively, and state net operating loss carryforwards of approximately $75,196,000 and $61,383,000, respectively. SFAS 109 requires the Company to reduce the deferred tax asset resulting from these (and other) future tax benefits by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that it will realize the benefit of all of its deferred tax assets, and accordingly, no valuation allowance against its deferred tax assets is required. The Federal and state net operating loss carryforwards expire in varying amounts between 2009 and 2027.

In addition, the Company has Federal credit carryforwards of $5,232,000 and state credit carryforwards of $2,666,000. The Federal tax credit carryforwards expire in varying amounts between 2018 and 2027, while most of the state credits have no expiration.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undergo an ownership change, as defined in Section 382. The acquisitions by the Company of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., resulted in such an ownership change. Accordingly, the estimated annual utilization of net operating loss and credit carryforwards is limited to an amount between $7,500,000 and $9,750,000 in years 2008 through 2010, and $3,279,000 from 2011 through 2025.

The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of stock-based compensation cost recognized for the period. As a result of this approach, net operating loss carryforwards not generated from share-based payments and which were in excess of stock-based compensation cost recognized during the period are utilized before the current period’s share-based deduction. For the years ended December 31, 2008, 2007 and 2006, no excess tax benefits have been included in shareholders’ equity.

Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$29,971	$35,041
Stock-based compensation	2,122	1,704
Research and experimentation and alternative minimum tax credits	7,897	6,887
Inventory basis difference	995	1,079
Warranty liability	1,369	1,162
Deferred revenue	799	913
Accrued compensation, severance, relocation	660	632
Other assets	1,518	1,450
Other	1,450	988

Gross deferred tax assets	46,781	49,856

Deferred tax liabilities:
Burdick intangible assets	(246)	(342)
Burdick trade name intangible asset	(1,226)	(1,230)
Cardiac Science intangible assets	(4,350)	(4,125)
Cardiac Science trade name	(4,104)	(4,117)
Goodwill from treadmill line acquisition	—	(97)
Marketable equity securities	(37)	(99)

Gross deferred tax liabilities	(9,963)	(10,010)

Net deferred tax assets	$36,818	$39,846

Current deferred tax assets	$8,366	$9,558
Deferred tax assets, non-current	28,452	30,288

Net deferred tax assets	$36,818	$39,846

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from non-U.S. operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current law to reduce or eliminate the resulting U.S. income tax liability. The amount of unrecognized deferred tax liability related to these earnings or investments is not significant.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of December 31, 2008 and 2007.

The Company is subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions as well as Federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense which were insignificant for all periods presented. At December 31, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

12.	Commitments and Contingencies

Lease Commitments

The Company leases its office facilities in the U.S. and its international sales offices under operating leases. The operating lease related to the Bothell, Washington corporate headquarters is a non-cancelable facility lease agreement that expires on December 31, 2013. The operating lease for the office, production and warehouse facilities in Deerfield, Wisconsin is a non-cancelable facility lease agreement that expires on November 30, 2018 with two five-year renewal options. The Company leases a facility in Laguna Hills, California, which houses certain research and development operations. This facility comprises approximately 13,000 square feet and the lease expires in 2014. Additionally, the Company acquired international sales and marketing offices under operating leases in Shanghai, China, Copenhagen, Denmark and Manchester, United Kingdom. The Company also leases equipment under non-cancelable operating leases.

Future minimum lease payments for all non-cancelable leases are as follows (amounts in thousands):

Operating
Leases

Year:
2009	$1,830
2010	2,023
2011	2,035
2012	2,046
2013	2,098
Thereafter	4,345

Total	$14,377

Net rental expense, including common area maintenance costs, during 2008, 2007 and 2006 was approximately $1,991,000, $1,709,000 and $1,601,000, respectively.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

As of December 31, 2008, the Company had purchase obligations of approximately $42,066,000 consisting of outstanding purchase orders issued in the normal course of business.

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

13.	Shareholders’ Equity

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, no shares of which were issued or outstanding as of December 31, 2008 and 2007. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

Common Stock

The Company is authorized to issue a total of 65,000,000 shares of common stock.

On September 1, 2005, in conjunction with the merger between Quinton and CSI, stockholders of Quinton received 0.77184895 shares of Company common stock (“common stock”) for each common share of Quinton held on the closing date, or approximately 48.8% of the total outstanding common stock of the Company. Stockholders of CSI received 0.10 shares of common stock for each common share of CSI held on the closing date, or approximately 51.2% of the total outstanding common stock of the Company, which percentage includes 2,843,915 shares of common stock issued to the CSI senior note holder on the closing date. In addition, each outstanding stock option, warrant and right to purchase common stock issued by Quinton and CSI prior to the merger transaction assumed by the Company became a right to purchase a number of shares of Company common stock at an exercise price adjusted in accordance with the appropriate exchange ratio in the merger transaction.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes warrants assumed in connection with the merger transaction that were outstanding and exercisable at December 31, 2008:

	Warrants
	Outstanding and	Exercise Price	Expiration
Grant Date	Exercisable	per Share	Date

2002	2,500	17.50	2012
2004	1,500	19.50	2009
2004	208,776	25.00	2009

Total	212,776

Weighted average exercise price		$24.87

14.	Stock-Based Compensation Plans

The Company maintains several stock equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan (“ESPP”).

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method and applied the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for grants of stock options and for purchases under the ESPP since the ESPP purchase discounts exceed the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Further, as required under SFAS 123R, forfeitures are estimated for share-based awards that are not expected to vest. Results for prior periods have not been restated, in accordance with the modified-prospective transition method. Prior to the adoption of SFAS 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount would be shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows. There were no realized excess tax benefits in the years ended December 31, 2008 or 2007.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 was approximately $2,173,000, $2,233,000 and $2,028,000, respectively. The Company recognizes tax benefits related to exercises of non-qualified stock options and vesting of non-vested stock awards. The related tax benefit recognized in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 was approximately $394,000, $358,000 and $375,000.

Stock-based compensation of $21,000 was capitalized and included in inventory in the consolidated balance sheet at December 31, 2008. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $1,053,000, $179,000, $936,000 and $25,000, respectively for the year ended December 31, 2008. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested stock awards and vested stock awards expense totaling $1,638,000, $169,000, $423,000 and $27,000, respectively for the year ended December 31, 2007. Total stock-based compensation (including capitalized costs) consisted of stock option, ESPP, non-vested

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock awards and vested stock awards expense totaling $1,548,000, $216,000, $285,000 and $13,000, respectively for the year ended December 31, 2006. The Company issues new shares upon the exercise of stock options, grants of stock awards and purchases through the ESPP.

The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Year Ended December 31,
	2008		2007		2006

Stock options plans:
Volatility	48.2	%-48.5%	48.6	%-50.9%	52.6	%-56.0%
Expected term (years)	6.25		6.25		6.25
Risk-free interest rate	3.4%		4.8%		4.6%
Expected dividend yield	—		—		—
Fair value of options granted	$4.63		$5.31		$4.99
Employee stock purchase plan:
Volatility	27.0%		37.0%		34.0%
Expected term (years)	0.5		0.5		0.5
Risk-free interest rate	4.5%		4.5%		4.4%
Expected dividend yield	—		—		—
Fair value of employee stock purchase rights	$2.01		$2.14		$2.37
Non-vested stock:
Fair value of non-vested stock awards granted	$9.04		$9.35		$8.25

Volatility is based exclusively on historical volatility of the Company’s common stock as the Company believes this is representative of future volatility. The expected term is determined based on the Company’s best estimate of the expected term considering historical exercise and forfeiture history. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revised, as necessary, to reflect market conditions and the Company’s experience. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations.

The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $7.50 as of the last business day of the year ended December 31, 2008, which would have been received by the optionees had all options been exercised on that date.

As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,969,000, which is expected to be recognized over a weighted average period of approximately 2.8 years. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $364,000, $327,000 and $521,000, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $1,053,000, $1,585,000 and 1,438,000, respectively. The Company issues new shares of common stock upon the exercise of options.

The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of December 31, 2008:

Outstanding shares — 2002 Plan	2,063,065
Outstanding shares — 1997 Plan	833,812
Stock options available for grant	824,610
Outstanding restricted stock grants	388,002
Employee stock purchase plan shares available for issuance	749,986

Total common shares reserved for future issuance	4,859,475

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the 2002 Plan option activity during the year ended December 31, 2008:

	Shares	Weighted Average	Weighted Average
	Subject to	Exercise Price	Remaining	Aggregate Intrinsic
	Options	per Share	Contractual Life	Value
				(In thousands)

Outstanding, December 31, 2007	2,106,842	$7.96
Granted	180,000	9.04
Exercised	(86,232)	5.28
Forfeited	(137,545)	10.57

Outstanding, December 31, 2008	2,063,065	$8.00	7.4	$4,844,000

Exercisable, December 31, 2008	1,623,564	$7.69	6.9	$3,700,000

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

The following table summarizes information about the 1997 Plan option activity during the year ended December 31, 2008:

	Shares	Weighted Average	Weighted Average
	Subject to	Exercise Price	Remaining	Aggregate Intrinsic
	Options	per Share	Contractual Life	Value
				(In thousands)

Outstanding, December 31, 2007	858,262	$24.11
Exercised	—	—
Forfeited or expired	(24,450)	24.11
Outstanding, December 31, 2008	833,812	$24.11	3.9	$—

Exercisable, December 31, 2008	807,562	$24.62	3.8	$—

Non-vested Stock Awards — In the fourth quarter of 2005, the Company began granting employees and directors non-vested stock awards in addition to stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee-related taxes upon vesting of the stock award. Employees can elect to have stock awards withheld to cover minimum tax withholdings upon vesting.

Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. Compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $963,000, $423,000 and $285,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $2,141,000 which is expected to be recognized over a weighted average period of approximately 3.0 years.

The following table summarizes information about the non-vested stock awards activity during the year ended December 31, 2008:

		Weighted Average
	Shares	Grant-Date Fair Value

Non-vested balance, December 31, 2007	152,974	$8.94
Granted	338,127	9.04
Vested	(60,401)	8.94
Forfeited	(42,698)	9.03

Non-vested balance, December 31, 2008	388,002	$9.02

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

The Company issued 89,670, 80,078 and 92,199 shares of common stock during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with the ESPP and received total proceeds of $603,000 , $553,000 and $665,000, respectively. During the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation expense for the ESPP of approximately $179,000, $169,000 and $216,000, respectively.

15.	Fair Value Measurement

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the Statement to non-recurring fair value measurement relating to nonfinancial assets and nonfinancial liabilities.

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

The Company’s assets and liabilities that are carried at fair value and are accounted for under SFAS 157 are recorded on the balance sheet in cash and cash equivalents, short-term investments and investments in unconsolidated entities

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using:
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at December 31,	Active Markets	Observable Events	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(In thousands of dollars)

Assets:
Cash equivalents	$26,593	$26,593	—	—
Investments in unconsolidated entities	$450	$450	—	—

16.	Derivatives

In 2008, the Company entered into foreign currency forward exchange contracts that are not designated as hedging instruments for accounting purposes, to mitigate the foreign exchange risk of certain balance sheet items. These forward exchange contracts resulted in net realized gains of $1,379,000 in the year ended December 31, 2008. The net realized gains were partially offset by foreign currency losses on intercompany payables denominated in U.S. dollars owed by foreign subsidiaries. The assets for these contracts are recorded in prepaid expenses and other current assets or accrued liabilities and the net realized and unrealized gains or losses are recorded in other income, net. There were no foreign currency exchange contracts outstanding as of December 31, 2008 and no similar contracts were held as of December 31, 2007.

17.	Acquisitions

On April 23, 2008, the Company completed an acquisition of a former distributor in Germany, under the purchase method of accounting. The total estimated purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed in connection with the acquisition, based on their fair values as of the closing date. The purchase consideration of $148,000 was allocated to the Cardiac Science Deutschland trade name valued at $202,000, other assets of $12,000, and accounts payable of $66,000. Management has concluded that no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of the trade name and accordingly has considered the useful life of the trade name to be indefinite.

18.	Employee Benefit Plans

The Company is the sponsor of the Cardiac Science Corporation (formerly Quinton Cardiology Inc.) 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers all regular employees of the Company who satisfy certain

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

age and service requirements as specified in the 401(k) Plan. The 401(k) Plan includes provision for an employee deferral of up to 50% of pre-tax compensation to the maximum deferral allowed under IRC 2005 guidelines, and up to 50% of compensation for after-tax deferral. On behalf of eligible participants, the Company may make a matching contribution equal to a discretionary percentage of the elective deferral up to the Plan’s established limits and is subject to the Plan’s vesting schedule. The Company made matching contributions of approximately $941,000, $910,000 and $761,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company had accrued $56,000 and $48,000, respectively, for matching plan contributions.

19.	SEC Staff Accounting Bulletin No. 108

As discussed under Recent Accounting Pronouncements in Note 1, in September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on its retained earnings or deficit of errors relating to prior years which were previously considered immaterial under the rollover method of evaluating errors. Such adjustments do not require previously filed reports with the SEC to be amended. Effective the beginning of the fiscal year ended December 31, 2006, the Company adopted SAB 108. In accordance with SAB 108, the Company has adjusted the beginning retained deficit for an error which has been material under the iron curtain method for fiscal 2006 in the accompanying consolidated financial statements for the item described below. The Company considers this adjustment to be immaterial to prior periods under the rollover method.

Lease Accounting

Accounting for a lease was not in accordance with U.S. generally accepted accounting principles, for which a SAB 108 adjustment was made to deferred rent in the amount of $216,000 for the year ended December 31, 2006. This was recorded as an adjustment to accumulated deficit in the amount of $136,000 and deferred taxes in the amount of $80,000, to properly reflect the amount, net of tax, as an adjustment to beginning retained deficit on January 1, 2006.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results of Operations (Unaudited)

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

The table below presents quarterly data for the years ended December 31, 2007 and 2008 (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2008	2008	2008	2008

Consolidated Statements of Operations Data:
Revenues	$41,670	$44,889	$45,144	$50,428	$48,959	$52,132	$54,006	$51,056
Cost of Revenues	21,790	23,123	23,001	25,801	24,761	26,169	27,887	25,053

Gross profit	19,880	21,766	22,143	24,627	24,198	25,963	26,119	26,003
Operating Expenses:
Research and development	2,982	3,090	3,391	3,557	3,863	3,796	4,103	4,664
Sales and marketing	11,108	11,445	11,913	11,729	12,189	13,047	12,934	12,563
General and administrative	4,512	4,933	4,462	5,269	5,125	5,347	5,096	6,849
Impairment of goodwill	—	—	—	—	—	—	—	107,671
Litigation and related expenses	1,688	2,029	91	—	—	—	—	—
Licensing income and litigation settlement	—	(6,000)	—	—	—	—	—	—

Total operating expenses	20,290	15,497	19,857	20,555	21,177	22,190	22,133	131,747

Operating income (loss)	(410)	6,269	2,286	4,072	3,021	3,773	3,986	(105,744)
Other Income (Expense):
Interest income (expense), net	22	74	103	203	115	163	156	55
Other income (expense), net	125	327	406	(59)	211	(125)	20	529

Total other income	147	401	509	144	326	38	176	584

Income (loss) before income tax benefit (expense) and minority interests	(263)	6,670	2,795	4,216	3,347	3,811	4,162	(105,160)
Income tax benefit (expense)	75	(2,155)	(1,023)	(1,821)	(1,240)	(1,407)	(1,598)	152

Income (loss) before minority interests	(188)	4,515	1,772	2,395	2,107	2,404	2,564	(105,008)
Minority interests	22	15	(13)	(28)	(53)	(118)	(86)	(194)

Net income (loss)	$(166)	$4,530	$1,759	$2,367	$2,054	$2,286	$2,478	$(105,202)

Net income (loss) per share — basic	$(0.01)	$0.20	$0.08	$0.10	$0.09	$0.10	$0.11	$(4.58)

Net income (loss) per share — diluted	$(0.01)	$0.19	$0.08	$0.10	$0.09	$0.10	$0.11	$(4.58)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

A summary of the activity in the allowance for doubtful accounts follows:

		Expenses
	Beginning	and		End of
	of Period	Adjustments	Write-offs	Period
			(In thousands)

Year Ended December 31, 2008	$500	$972	$(286)	$1,186
Year Ended December 31, 2007	907	236	(643)	500
Year Ended December 31, 2006	3,455	216	(2,764)	907

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted as of December 31, 2008, an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation as of December 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth in Item 8 in our consolidated financial statements included elsewhere in this report.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which is included in Item 8.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On November 26, 2008, the Company entered into a lease agreement with Carl Ruedebusch LLC for 100,000 rentable square feet at Deerfield Industrial Park in Deerfield, Wisconsin (the “Lease Agreement”) for light manufacturing, warehouse and office use with an option to expand the rentable square feet pursuant to the terms of the Lease Agreement. The Lease Agreement is for a ten year term, expiring on November 30, 2018, with Company options to extend the lease for two additional five year terms pursuant to the terms of the Lease Agreement. Under the Lease Agreement, the Company is required to pay monthly rent of $51,500 per month escalating over time pursuant to the terms of the Lease Agreement. The Lease Agreement contains other terms and conditions that are customary for leases of this nature.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Part III, Item 10, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Other Information as to Directors — Board Committees and Meetings — Audit Committee” included in our definitive Proxy Statement relating to our 2009 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, is incorporated by reference to the sections entitled “Other Information as to Directors — Directors Compensation,” “Executive Compensation” and “Compensation Committee Report” included in our definitive Proxy Statement relating to our 2009 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in our definitive Proxy Statement relating to our 2009 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by Part III, Item 13, is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transaction” and “Other Information as to Directors — Director Independence” included in our definitive Proxy Statement relating to our 2009 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 14.	Principal Accountant Fees and Services.

Information called for by Part III, Item 14, is incorporated by reference to the section entitled “Audit and Related Fees” included in our definitive Proxy Statement relating to our 2009 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following financial statements, financial statement schedule and exhibits are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Financial Statements at Item 8.

(2) Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts.

(3) Exhibits are incorporated herein by reference or are filed with this report: See Index to Exhibits following the signature page of this report.

All other schedules have been omitted because they are not applicable, not required, or because the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

(b) Exhibits.

The Exhibit Index is included on pages 88-91.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiac Science Corporation

By:	/s/ Michael K. Matysik
Michael K. Matysik
Chief Financial Officer

Date: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. HINSON John R. Hinson	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

/s/ MICHAEL K. MATYSIK Michael K. Matysik	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Chairman of the Board	March 16, 2009

/s/ W. ROBERT BERG W. Robert Berg	Director	March 16, 2009

/s/ JUE-HSIEN CHERN Jue-Hsien Chern	Director	March 16, 2009

/s/ RAYMOND W. COHEN Raymond W. Cohen	Director	March 16, 2009

/s/ TIMOTHY C. MICKELSON Timothy C. Mickelson	Director	March 16, 2009

/s/ CHRISTOPHER J. DAVIS Christopher J. Davis	Director	March 16, 2009

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation(1)
2.2		Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc.(3)
3.1		Amended and Restated Certificate of Incorporation(2)
3.2		Amended and Restated Bylaws(12)
4.1		Specimen Stock Certificate(2)
4.2		Common Stock and Warrant Purchase Agreement, dated July 20, 2004, by and among Cardiac Science, Inc., Perseus Market Opportunity Fund, L.P., Winterset Master Fund, L.P., Mill River Master Fund, L.P., Massachusetts Mutual Life Insurance Company and Walter Villager(10)
4.3		Second Amended and Restated Registration Rights Agreement, dated as of February 28, 2005, by and among Cardiac Science, Inc., and the investors listed on the signature pages thereto(16)
4.4		Form of Warrant(10)
4.5		Form of Warrant issued to Perseus Acquisition/Recapitalization Fund, L.L.C., Perseus Market Opportunity Fund, L.P. and Cardiac Science Co-Investment, L.P.(11)
10	.1*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and John R. Hinson(15)
10	.2*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan(4)
10	.3*	Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan(4)
10	.4*	Quinton Cardiology Systems, Inc. 2002 Employee Stock Purchase Plan(4)
10	.5*	Cardiac Science Corporation Stock Option Grant Program for Nonemployee Directors(17)
10	.6*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended(9)
10	.7*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003(8)
10	.8*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Kurt Lemvigh(15)
10	.9*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Feroze Motafram
10	.10*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.)(7)
10	.11*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Michael K. Matysik(15)
10	.12*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Quinton Cardiology Systems, Inc. 2002 Stock Incentive Plan(14)
10	.13*	Form of Indemnification Agreement(12)
10	.14*	Equity Grant Program for Nonemployee Directors under the Cardiac Science Corporation 2002 Stock Incentive Plan
10	.15*	Cardiac Science Corporation Management Incentive Plan (MIP) — 2009
10	.16*	Form of 1997 Stock Option/Stock Issuance Plan Grant Notice and Option Agreement (13)
10	.17*	Form of Cardiac Science Corporation Stock Option Grant Notice under 2002 Stock Incentive Plan for Non-Employee Directors(17)
10	.18*	Form of 2009 Compensation Incentive Plan for Kurt Lemvigh
10	.19*	Form of Restricted Stock Unit Agreement under the Cardiac Science Corporation 2002 Stock Incentive Plan

Exhibit
Number		Description

10.20		Senior Note and Warrant Conversion Agreement dated as of February 28, 2005 among CSQ Holding Company, Cardiac Science, Inc. and the purchasers listed on the signature pages thereto(16)
10.21		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated August 1, 2000(4)
10.22		Addendum No. 1 to the OEM Agreement between Mortara Instrument, Inc. and Quinton Inc. dated August 1, 2001(4)
10.23		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 17, 2000(4)
10.24		OEM Agreement between Quinton Inc. and Mortara Instrument, Inc. dated October 1, 2001(5)
10.25		Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of November 26, 2008
10.26		Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003(6)
10	.27++	OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10	.28++	Addendum 1 dated as of March 24, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.29		Amendment One dated August 10, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.30		Second Amendment dated February 14, 2005 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10	.33+	Third Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(11)
10	.32++	OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.33		Amendment One dated August 10, 2004 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.34		Second Amendment dated February 14, 2005 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.35		Third Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(11)
10	.36++	Fourth Amendment dated October 25, 2006 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10	.37++	Fifth Amendment dated September 7, 2007 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(19)
10	.38+	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(11)
10.39		First Amendment dated as of September 5, 2007 to Exclusivity Agreement by and between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated June 10, 2005(19)
10.40		Settlement Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007(18)
10	.41++	Cross-License Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007(18)
10	.42++	Form of OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into July 29, 2008, effective January 1, 2008(20)

Exhibit
Number		Description

10	.43++	OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into March 31, 2005
21.1		Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(9)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(10)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(11)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed November 15, 2005.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-51512).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-51512).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed September 22, 2006.

(16)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-124514) filed on May 2, 2005.

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51512).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-51512).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-51512).

(20)	Incorporated by reference to the Registrant’s Amendment No. 1 to its Quarterly Report for the quarter ended September 30, 2008 (File No. 000-51512) filed on December 31, 2008.