Form 10-Q
period 2009-03-31
Cardiac Science CORP
filed 2009-05-08
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of May 4, 2009 was 23,138,817.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$37,563	$34,655
Accounts receivable, net of allowance for doubtful accounts of $1,318 and $1,186, respectively	23,534	31,665
Inventories	25,879	24,692
Deferred income taxes	8,381	8,366
Prepaid expenses and other current assets	2,702	3,144

Total current assets	98,059	102,522
Other assets	369	428
Machinery and equipment, net of accumulated depreciation of $15,739 and $15,190, respectively	7,013	6,994
Deferred income taxes	28,819	28,452
Intangible assets, net of accumulated amortization of $14,874 and $13,889, respectively	30,277	31,278
Investments in unconsolidated entities	492	534

Total assets	$165,029	$170,208

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$9,910	$12,711
Accrued liabilities	12,065	13,535
Warranty liability	3,694	3,796
Deferred revenue	6,822	7,918

Total current liabilities	32,491	37,960
Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of March 31, 2009 and December 31, 2008, respectively	—	—

Common stock (65,000,000 shares authorized), $0.001 par value, 23,138,817 and 22,998,364 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	228,127	227,303
Accumulated other comprehensive loss	(179)	(70)
Accumulated deficit	(96,068)	(95,530)

Total Cardiac Science Corporation shareholders’ equity	131,880	131,703

Noncontrolling interests	658	545

Total equity	132,538	132,248

Total liabilities and equity	$165,029	$170,208

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2009	2008
Revenues:
Products	$35,265	$44,339
Service	4,399	4,620

Total revenues	39,664	48,959

Cost of Revenues:
Products	16,738	21,532
Service	3,047	3,229

Total cost of revenues	19,785	24,761

Gross profit	19,879	24,198

Operating Expenses:
Research and development	3,471	3,863
Sales and marketing	11,198	12,189
General and administrative	5,616	5,125

Total operating expenses	20,285	21,177

Operating income (loss)	(406)	3,021

Other Income (Loss):
Interest income	13	115
Other income (loss), net	(148)	211

Total other income (loss)	(135)	326

Income (loss) before income tax benefit (expense)	(541)	3,347
Income tax benefit (expense)	166	(1,240)

Net income (loss)	(375)	2,107
Less: Net income attributable to noncontrolling interests	(163)	(53)

Net income (loss) attributable to Cardiac Science Corporation	$(538)	$2,054

Net income (loss) per share attributable to Cardiac
Science Corporation:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09
Weighted average shares outstanding:
Basic	23,056,214	22,795,693
Diluted	23,056,214	23,312,933
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Operating Activities:
Net income (loss)	$(375)	$2,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	659	558
Depreciation and amortization	1,525	1,609
Deferred income taxes	(367)	1,170
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	7,987	(3,001)
Inventories	(1,241)	(608)
Prepaid expenses and other assets	428	(563)
Accounts payable	(2,339)	1,621
Accrued liabilities	(1,336)	(1,339)
Warranty liability	(102)	236
Deferred revenue	(1,096)	670

Net cash provided by operating activities	3,743	2,460

Investing Activities:
Maturities of short-term investments	—	350
Purchases of machinery and equipment	(885)	(434)
Proceeds from repayment of note	73	—
Cash paid for acquisitions	(54)	(156)

Net cash used in investing activities	(866)	(240)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	234	173
Minimum tax withholding on restricted stock awards	(97)	(62)

Net cash provided by financing activities	137	111

Effect of exchange rate changes on cash and cash equivalents	(106)	—

Net change in cash and cash equivalents	2,908	2,331
Cash and cash equivalents, beginning of period	34,655	20,159

Cash and cash equivalents, end of period	$37,563	$22,490

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
     Basis of Presentation
     The condensed consolidated financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated March 31, 2009, the condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2009 and 2008 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2008 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation. Specifically, we have made adjustments as a result of the adoption of a recent accounting standard, Statement of Financial Accounting Standard (“SFAS”) 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) effective January 1, 2009. As a result of the adoption of SFAS 160, we have reclassified $545,000 of minority interests previously classified in the mezzanine section (after total liabilities and before shareholders’ equity) as of December 31, 2008 to noncontrolling interests within “Equity” on our unaudited condensed consolidated balance sheets. We have also modified the format of the unaudited condensed consolidated statements of operations to conform to the disclosure requirements of the Standard for all periods presented. Also effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”); however the adoption of EITF D-98 had no impact on our financial position, results of operations or cash flows because none of the noncontrolling interests recognized in our condensed consolidated balance sheets have any redemption features that fall into the scope of this Issue. See Note 2 for further discussion on the adoption of SFAS 160.
     Use of Estimates
     The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the fair value of patent rights, intra-period tax allocation, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

     Net Income (Loss) Per Share
     In accordance with SFAS No. 128, “Computation of Earnings Per Share” (“SFAS 128”) basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing net income (loss) attributable to Cardiac Science Corporation by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.
     The following table sets forth the computation of basic and diluted net income (loss) attributable to Cardiac Science Corporation per share:

	March 31,
(in thousands, except share data)	2009	2008
Numerator:
Net income (loss) attributable to Cardiac Science Corporation	$(538)	$2,054

Denominator:
Weighted average shares for basic calculation	23,056,214	22,795,693
Incremental shares from employee stock options, non-vested stock awards and ESPP	—	517,240

Weighted average shares for diluted calculation	23,056,214	23,312,933

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income (loss) attributable to Cardiac Science Corporation per share:

	Three Months Ended
	March 31,
	2009	2008
Antidilutive shares issuable upon exercise of stock options	3,000,194	2,588,292
Antidilutive shares issuable upon exercise of warrants	212,776	246,609
Antidilutive shares related to non-vested stock awards and ESPP	383,907	341,561

Total	3,596,877	3,176,462

     Customer and Vendor Concentrations
     The following table summarizes the customers accounting for 10% or more of total revenues:

	Three Months Ended
	March 31,
Customer	2009	2008
Nihon Kohden Corporation	*	14%
Customer 2	*	11%

*	Did not exceed 10%.
     For the three month periods ended March 31, 2009 and 2008, we had one vendor which accounted for 13% and 17%, respectively, of purchases during these periods. Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
     Recently Adopted Accounting Pronouncements
     In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company adopted FSP FAS 142-3 in the first quarter of 2009. The adoption of this Standard did not have a material impact on the Company’s financial position or results of operations.
     In March of 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB Statement 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The Company adopted SFAS 161 in the first quarter of 2009. The adoption of this Standard did not have a material impact on the Company’s financial position or results of operations.
     In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R, as amended by FSP 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. The Company adopted the provisions of SFAS 141R and FSP No. 141-1 beginning in the first quarter of 2009. In the first quarter of 2009, the Company had no transactions that would be accounted for under this Standard; therefore the adoption of this Standard had no impact on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157” (“FSP FAS 157-2”), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2 in the first quarter of 2009. Refer to Note 13, Fair Value Measurements, of this Form 10-Q for our disclosures pursuant to the effective portion of SFAS 157. The adoption of SFAS 157 for those assets and liabilities within the scope of FSP FAS 157-2 did not have a material impact on the Company’s financial position or results of operations.
     In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, Accounting for Derivatives and Hedging Activities (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The Company adopted EITF issue 07-5 in the first quarter of 2009. The adoption of EITF 07-5 did not have a material impact on the Company’s financial position or results of operations.
     2. Equity and Comprehensive Income (Loss)
     In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). This Standard requires a noncontrolling interest in a subsidiary (previously referred to as “minority interests”) to be reported as equity on our unaudited condensed consolidated balance sheets separate from the parent’s equity. The Standard also requires transactions that do not result in the deconsolidation of the subsidiary be recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership or a deconsolidation of the subsidiary be recorded in net income (loss) with the gain or loss measured at fair value. SFAS 160 is effective January 1, 2009 and was applied prospectively with the exception of presentation and disclosure requirements which shall be applied retrospectively for all periods presented.
     The Company computes comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.
     For the Company, components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects and translation gains and losses related to consolidation of financial statements from foreign subsidiaries and joint ventures.

     The following table reflects the changes in equity attributable to both Cardiac Science Corporation and the noncontrolling interests of the subsidiaries in which we have a majority, but not total, ownership interest.

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at December 31, 2008	$131,703	$545	$132,248
Comprehensive income (loss):
Net income (loss)	(538)	163	(375)
Unrealized gains (losses) on available for sale securities, net of related tax of $14	(28)	—	(28)
Foreign currency translation adjustments	(81)	(50)	(131)

Comprehensive income (loss)	(647)	113	(534)
Stock-based transactions and compensation expense under employee benefit plans	824	—	824

Equity at March 31, 2009	$131,880	$658	$132,538

Equity at December 31, 2007	$227,271	$127	$227,398
Comprehensive income:
Net income	2,054	53	2,107
Unrealized gains (losses) on available for sale securities, net of related tax of $34	(59)	—	(59)
Foreign currency translation adjustments	(3)	—	(3)

Comprehensive income	1,992	53	2,045
Stock-based transactions and compensation expense under employee benefit plans	676	—	676

Equity at March 31, 2008	$229,939	$180	$230,119

3. Segment Reporting
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
     The following table summarizes revenues by product line:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Defibrillation products	$22,938	$26,617
Cardiac monitoring products	12,327	17,722
Service	4,399	4,620

Total	$39,664	$48,959

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended
	March 31,
(in thousands)	2009	2008
Domestic	$25,864	$32,221
Foreign	13,800	16,738

Total	$39,664	$48,959

     Foreign revenue includes $3,659,000 and $6,644,000 attributed to Nihon Kohden Corporation in Japan for the three months ended March 31, 2009 and 2008, respectively.
     Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.
4. Restructuring Costs
     On January 14, 2009, the Company announced the implementation of a restructuring plan which included a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure and become more flexible and efficient in operations. Additionally, as the Company has established a historical practice of providing similar termination benefits, it was determined that the restructuring plan was an ongoing benefit arrangement, rather than a one time termination benefit. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 as management, having the appropriate authority, determined the amount of benefits were probable and estimable as of December 31, 2008.
     During the three month period ended March 31, 2009, cash severance payments were made in the amount of $888,000 and a liability for remaining severance charges of $51,000 is included in accrued liabilities in the condensed consolidated balance sheet as of March 31, 2009.
5. Inventories
     Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	March 31,	December 31,
(in thousands)	2009	2008
Raw materials	$20,016	$20,871
Finished goods	5,863	3,821

Total inventories	$25,879	$24,692

     We perform a detailed analysis of our inventories on a quarterly basis, or more frequently should circumstances arise. Such circumstances could include, but would not be limited to, changes in a product bill of material due to design or quality improvements, product failures related to faulty or defective materials, decisions regarding product life cycles, and the Company’s ability to sell refurbished products, among others. This analysis is performed to ensure inventory items are carried at the lower of cost, on a weighted average basis, or market, and that we have adequately reserved any excess and/or obsolete items in inventory.

6. Intangible Assets
     The following table sets forth the balances of intangible assets at March 31, 2009 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		171	—	171

Total intangible assets not subject to amortization		14,951	—	14,951

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(6,199)	2,451
Cardiac Science developed technology	8 years	11,330	(5,075)	6,255
Burdick distributor relationships	10 years	1,400	(875)	525
Burdick developed technology	7 years	860	(768)	92
Patents and patent applications	5-10 years	960	(925)	35
Patent rights	13 years	7,000	(1,032)	5,968

Total intangible assets subject to amortization		30,200	(14,874)	15,326

Total		$45,151	$(14,874)	$30,277

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2009	$3,957
2010	3,258
2011	2,104
2012	2,102
2013	1,483
Thereafter	3,410
7. Credit Facility
     The Company has a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At March 31, 2009 and 2008 the Company did not have any borrowings under this or any other line of credit.
8. Warranty Liability
     Changes in the warranty liability for the three months ended March 31, 2009 were as follows:

Three months ended
(in thousands)	March 31, 2009
Warranty liability, beginning of the period	$3,796
Charged to product cost of revenues, net	884
Warranty expenditures	(986)

Warranty liability, end of the period	$3,694

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

     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Stock options plans:
Volatility	52.6%	48.4%
Expected term (years)	6.25	6.25
Risk-free interest rate	2.3%	3.4%
Expected dividend yield	—	—
Fair value of options granted	$1.62	$4.23

Employee stock purchase plan:
Volatility	40.0%	27.0%
Expected term (years)	0.5	0.5
Risk-free interest rate	2.1%	4.5%
Expected dividend yield	—	—
Fair value of employee stock purchase rights	$1.73	$2.01

Non-vested stock:
Fair values of non-vested stock awards granted	$2.87-3.75	$8.25-9.03
     The Company estimates the expected term of share options in accordance with SFAS 123(R) “Share Based Payments” (“SFAS 123R”).
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of March 31, 2009:

Outstanding shares – 2002 Plan	2,163,882
Outstanding shares – 1997 Plan	836,312
Stock options available for grant	1,251,216
Outstanding non-vested stock awards	283,657
Employee stock purchase plan shares available for issuance	708,035

Total common shares reserved for future issuance	5,243,102

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
     The following table summarizes information about the 2002 Plan option activity during the three months ended March 31, 2009:

Shares
Subject to
Options
Outstanding, December 31, 2008	2,063,065
Granted	160,000
Exercised	(32,508)
Forfeited or expired	(26,675)

Outstanding, March 31, 2009	2,163,882

Exercisable, March 31, 2009	1,599,632

     Non-vested Stock Awards — As part of the 2002 Plan, the stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
     The following table summarizes information about the non-vested stock award activity during the three months ended March 31, 2009:

Shares
Non-vested balance, December 31, 2008	388,002
Granted	24,853
Vested	(95,124)
Forfeited	(34,074)

Non-vested balance, March 31, 2009	283,657

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
     The following table summarizes information about the 1997 Plan option activity during the three months ended March 31, 2009:

Shares
Subject to
Options
Outstanding, December 31, 2008	836,312
Forfeited or expired	—

Outstanding, March 31, 2009	836,312

Exercisable, March 31, 2009	810,062

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
     The Company issued 40,951 and 23,499 shares of common stock during the three months ended March 31, 2009 and 2008, respectively, in connection with the ESPP and received total proceeds of $127,000 and $168,000, respectively.
10. Commitments and Contingencies
     Other Commitments
     As of March 31, 2009, the Company had purchase obligations of approximately $38,191,000 consisting of outstanding purchase orders issued in the normal course of business.

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
11. Income Taxes
     The Company applies the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). The interpretation established guidelines for recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of March 31, 2009 and December 31, 2008.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
     The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At March 31, 2009, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
12. Derivatives
      Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities-an Amendment of FASB Statement No. 133” (“SFAS 161”). The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (“SFAS 133”), in accounting for derivative and hedging activities. The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages through the use of forward foreign exchange contracts. Forward foreign exchange contracts (instruments) are used to hedge the impact of fluctuations of foreign exchange on certain assets or liabilities denominated in a currency other than the functional currency of the Company or its subsidiaries. Currently, these instruments do not qualify for derivative hedge accounting. The Company uses these instruments to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company primarily to hedge foreign denominated accounts receivable and foreign cash holdings. These contracts do not contain any credit-risk-related contingent features.
     The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. In addition, the contracts are limited to a time period of less than one year, generally three months or less.
     During the three month periods ended March 31, 2009 and 2008, these forward foreign exchange contracts resulted in net realized gains of $0.1 million and unrealized losses of $0.1 million, respectively. The realized and unrealized gains and losses were partially offset by realized and unrealized gains and losses on foreign denominated accounts receivable and foreign cash holdings in the same periods. Realized and unrealized gains and losses related to forward foreign exchange contracts are recorded in other income (loss), net. As of March 31, 2009 and December 31, 2008, there were no unsettled forward foreign exchange contracts outstanding. At March 31, 2009, the Company had a liability of $0.2 million related to realized losses on settled forward foreign exchange contracts that it owed the counterparty included in accrued liabilities and at December 31, 2008, the Company had an asset of $0.3 million related to realized gains on settled forward foreign exchange contracts owed by the counterparty included in prepaid expenses and other current assets.
13. Fair Value Measurement
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the Statement to non-recurring fair value measurement relating to nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS 157 related to these nonfinancial assets and nonfinancial liabilities effective January 1, 2009 in accordance with FSP 157-2. This adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
     The Company’s assets and liabilities that are carried at fair value and are accounted for under SFAS 157 are recorded on the balance sheet in cash equivalents and investments in unconsolidated entities.

     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Total carrying	Quoted prices in
	value at March	active markets
(in thousands of dollars)	31, 2009	(Level 1)
Assets:
Cash equivalents	$26,599	$26,599
Investments in unconsolidated entities	$412	$412
14. Subsequent Event
     On April 2, 2009, Biotel, Inc. announced that it had signed a definitive merger agreement with CardioNet, Inc. to be acquired in an all cash transaction valued at approximately $14.0 million, or $4.82 per share of Biotel stock. At March 31, 2009, the Company held 180,269 shares of Biotel stock valued at $1.78 per share. The Company accounts for these shares as available for sale, and recorded the fair value of the shares of $322,000 at March 31, 2009 as investments in unconsolidated entities in the accompanying condensed consolidated balance sheet.
     The agreement is subject to Biotel, Inc. shareholder approval and is expected to close in mid-2009. Should the deal close as expected, the Company will receive approximately $870,000 in cash based upon the shares held as of March 31, 2009. The Company would recognize a realized gain of approximately $500,000 based on the historical cost of approximately $2.05 per share, or approximately $370,000.
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
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009.

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
     Stock-Based Compensation. As of January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”, and apply the provisions of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
     Goodwill. During the fourth quarter of 2008, we impaired the entire balance of previously acquired goodwill which totaled $107.7 million and as of March 31, 2009 and December 31, 2008 we had no goodwill recorded on our consolidated balance sheets. Previously recorded goodwill represented the excess of cost over the estimated fair value of net assets acquired in connection with acquisitions of our medical treadmill product line, Burdick, Inc. and Cardiac Science, Inc. We tested goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for our single reporting unit identified for purposes goodwill impairment testing. Our reporting unit consists of general cardiology products and services. Application of the goodwill impairment test required judgment, including the identification of our reporting unit and significant assumptions related to the fair value of the reporting unit, including estimates of future cash flows, determination of appropriate discount rates, an applicable control premium and other assumptions.
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
     We believe the Burdick, Cardiac Science and Cardiac Science Deutschland trade names have indefinite lives and, accordingly, we do not amortize these trade names. We evaluate this conclusion annually or more frequently if events and circumstances indicate that these assets might be impaired and make a judgment about whether there are factors that would limit our ability to benefit from the trade names in the future. If there were such factors, we would start amortizing the trade names over the expected remaining period in which we believe it would continue to provide benefit. With respect to our developed technology, customer relationships and patent rights, we also evaluate the remaining useful lives annually.
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
     Valuation of Long-Lived Assets. We review long-lived assets, such as machinery and equipment, and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to value of the asset group on our balance sheet. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
     Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We perform a detailed analysis of our inventories on a quarterly basis, or more frequently should circumstances arise. Such circumstances could include, but would not be limited to, changes in a product bill of material due to design or quality improvements, product failures related to faulty or defective materials, decisions regarding product life cycles, and our ability to sell refurbished products, among others. Our quarterly analysis is preformed to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on the financial statements as a whole.
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

Results of Operations
     Summary of Results for the Three Months Ended March 31, 2009
•	We generated revenue of $39.7 million in the three months ended March 31, 2009, a decrease of approximately 19% over the three month period ended March 31, 2008, which included an overall AED decline of 14%, cardiac monitoring decline of 30% and a decline in service revenues of 5%.

•	Operating loss for the three months ended March 31, 2009 was $0.4 million, compared with operating income of $3.0 million for the three months ended March 31, 2008 due primarily to lower revenue in the current period.

•	We generated a net loss per share attributable to Cardiac Science Corporation of $0.02 for the three months ended March 31, 2009 compared with diluted earnings per share attributable to Cardiac Science Corporation of $0.09 for the three months ended March 31, 2008.

•	We generated cash from operations of $3.7 million for the three months ended March 31, 2009 compared to cash generated from operations of $2.5 million for the three months ended March 31, 2008.
     Looking Forward
     There are a number of factors that may negatively affect revenue growth in future periods, most notably the significant downturn in the global economy, in particular in the U.S. and Japan. We continue to expect long-term growth in AED revenues over time, both domestically and overseas. However, we do not expect growth at the same level as recent years in the near term due to deteriorating global economic conditions which are having an impact on the speed of AED deployments domestically and internationally, including softness in the U.S. and Japanese markets, in particular. In addition to weak economic conditions in Japan, our operating performance in that market could be negatively impacted by our exclusive distributor’s expected introduction of new products that may erode sales of our products in that market. We believe the long-term outlook for AED sales globally is positive. However sales in the near term in the U.S. and Japan will likely be down during 2009 as compared to the same periods in the prior year. We believe our direct presence in several countries in Europe will result in continued growth in sales in these markets over time, though again we may experience softness in the near term due to weak economic conditions. We are cautious about revenue projections from the hospital defibrillator we manufacture for GE due to challenges in the global hospital market. We expect our cardiac monitoring line to ultimately grow over time though, again, due to the weakened global economy, our cardiac monitoring revenues may continue to be down during 2009 as compared to the same periods in the prior year. We expect that service revenue and related gross profit will remain flat or grow somewhat in 2009 and will continue to grow thereafter. Additionally, the results of our continued effort to revitalize our cardiac monitoring line and our ability to continue to capture a sizeable share of the global AED market as it rapidly evolves will be factors of our success going forward.
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
     Revenues for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2009	2008 to 2009	March 31, 2008
Defibrillation products	$22,938	(13.8%)	$26,617
% of revenue	57.8%		54.4%
Cardiac monitoring products	12,327	(30.4%)	17,722
% of revenue	31.1%		36.2%
Service	4,399	(4.8%)	4,620
% of revenue	11.1%		9.4%

Total revenues	$39,664	(19.0%)	$48,959

     Defibrillation products revenue decreased 14% for the three month period ended March 31, 2009 from the comparable period in 2008 driven by declines in both domestic and international sales of 12% and 16%, respectively. The decline in domestic defibrillation sales is due largely to weakened economic conditions in the United States. The decline in international defibrillation sales is due in part to lower sales in the Japanese marketplace resulting from weak economic conditions in Japan. However, this was partially offset by increased sales in other foreign countries where we have been able to increase market share over time through increased distribution efforts and, in some cases, where we have established a direct presence within the marketplace.
     Cardiac monitoring products revenue decreased by 30% for the three month period ended March 31, 2009 from the comparable period in 2008. The decrease in our cardiac monitoring revenue is due primarily to weakness in both the worldwide hospital market as well as lower domestic sales of products for use in physician offices.
     Service revenue decreased 5% for the three month period ended March 31, 2009 from the comparable period in 2008 due primarily to lower AED training and program management services resulting from declines in defibrillation product revenues during the period.
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

      Gross profit for the three months ended 31, 2009 and 2008 was as follows:

	Three Months Ended	% Change	Three Months Ended
(dollars in thousands)	March 31, 2009	2008 to 2009	March 31, 2008
Products	$18,631	(18.3%)	$22,807
% of products revenue	52.8%		51.4%
Service	1,248	(10.3%)	1,391
% of service revenue	28.4%		30.1%

Total gross profit	$19,879	(17.8%)	$24,198

% of total revenue	50.1%		49.4%
     Gross profit from products decreased for the three month period ended March 31, 2009 from the comparable period in 2008 due principally to lower sales volumes resulting from weakened conditions in the global economy. However, gross margin increased slightly for the three month period ended March 31, 2009 as compared to the same period in the prior year due primarily to a shift in overall product mix to a higher proportion of defibrillation products, for which gross margin is generally higher than for cardiac monitoring products.
     Gross profit from service decreased for the three month period ended March 31, 2009 from the comparable period in 2008 due principally higher service labor and other costs associated with cardiac monitoring service in the first quarter of 2009, as compared the same period during 2008.
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
     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as professional fees, legal fees, and other corporate expenses.
     Operating expenses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended	% Change	Three Months Ended
(dollars in thousands)	March 31, 2009	2008 to 2009	March 31, 2008
Research and development	$3,471	10.1%	$3,863
% of total revenue	8.8%		7.9%

Sales and marketing	11,198	8.1%	12,189
% of total revenue	28.2%		24.9%

General and administrative	5,616	(9.6%)	5,125
% of total revenue	14.2%		10.5%

Total operating expenses	$20,285	4.2%	$21,177

% of total revenue	51.1%		43.3%
     The decrease in research and development expenses for the three month period ended March 31, 2009 from the comparable period in 2008 was due almost entirely to decreased labor costs resulting from restructuring programs implemented by the Company during the fourth quarter 2008.

     The decrease in sales and marketing expenses for the three month period ended March 31, 2009 from the comparable period in 2008 was due in part to lower commissions related to lower total revenues, which decreased 19% from the comparable period in 2008. In addition, employee related labor and other costs decreased for the three month period ended March 31, 2009 as a result of efforts to reduce costs and prioritize spending during 2009.
     The increase in general and administrative expenses for the three month period ended March 31, 2009 from the comparable period in 2008 was due in part to increases in payroll and benefit expenses related to staffing increases in our regulatory affairs and quality assurance functions, as well as higher professional service fees and stock based compensation relating primarily to the transition of the Company’s former President and Chief Executive Officer.
     Other Income and Expense
     Interest income has decreased significantly in recent quarters as we have transitioned all of our cash equivalents to very conservative investments which have yielded very low interest rates. This decision has been made in response to the present volatility in the financial markets resulting from uncertainty surrounding current global economic conditions. For the three month periods ended March 31, 2009, we earned insignificant amounts of interest income on our cash equivalents as compared to the same period in the prior year.
     Other income (loss), net was a loss of ($0.1) million for the three month period ended March 31, 2009 as compared to income of $0.2 million during the same period in 2008. Other income (loss), net for the three month period ended March 31, 2009 consisted primarily of net foreign currency exchange losses of $0.2 million partially offset by income from royalty agreements of $0.1 million. Other income (loss), net for the three month period ended March 31, 2008 consisted primarily of income from sub-lease agreements at facilities acquired in 2005 of $0.1 million as well as net foreign currency exchange gains of $0.1 million.
     Income Taxes
     During the three month period ended March 31, 2009, we recorded an income tax benefit of $0.2 million compared to income tax expense of $1.2 million in the three month period ended March 31, 2008. Our worldwide effective tax rate for the three month period ended March 31, 2009 was a benefit of 31% as compared to a worldwide effective tax rate of 37% for the same period in the prior year. The difference in our estimated worldwide effective tax rate for the three month period ended March 31, 2009 as compared to the same period in the prior year is due largely to a discrete item in the amount of $201,000 in the first quarter of 2009 related to unfavorable tax effects of certain stock based awards which vested during the period and, to a lesser extent to differences in other factors such as pre tax income (loss) projections for 2009.
     We record our quarterly provision for income taxes based on our estimated worldwide effective tax rates for the full year, which are determined based on estimates of pre-tax income or losses for the full year, applicable rates in jurisdictions in which income and losses are expected to be generated and expected federal and state tax credits. We estimate our worldwide effective tax rate benefit for the year ended December 31, 2009 will be approximately 68% prior to any discrete items recorded during the year.
     Liquidity and Capital Resources

	Three Months Ended	% Change	Three Months Ended
(dollars in thousands)	March 31, 2009	2008 to 2009	March 31, 2008
Cash provided by operating activities	$3,743	52.2%	$2,460
Cash used in investing activities	(866)	(260.8%)	(240)
Cash provided by financing activities	137	23.4%	111
Effect of exchange rates on cash and cash equivalents	(106)	n/m	—

Total change in cash and cash equivalents	$2,908	24.8%	$2,331

     Cash provided by operating activities of $3.7 million for the three month period ended March 31, 2009 resulted from our net loss of $0.4 million plus adjustments for net non-cash items included in net income of $1.8 million and a net decrease in working capital of $2.3 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. The net decrease in working capital of $2.3 million during the period was due primarily to a reduction in accounts receivable of $8.0 million as our cash collections were higher than sales during the period. This decrease was partially offset by a reduction in operating liabilities related to accounts payable, accrued expenses and deferred revenue totaling $4.8 million. Cash provided by operating activities of $2.5 million for the three month period ended March 31, 2008 resulted from our net income of $2.1 million plus adjustments for net non-cash items included in net income of $3.3 million and a net increase in working capital of $3.0 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. The net increase in working capital of $3.0 million was due primarily to increases in accounts receivable and inventory totaling $3.6 million, partially offset by increases in operating liabilities resulting from an increase of deferred revenue of $0.7 million related to product shipments that were not delivered by March 31, 2008.
     We anticipate that cash provided by operations will decrease in 2009 as compared to cash provided by operations in 2008 due primarily to anticipated declines in profitability levels in the current year. Our ability to generate cash during 2009 will depend, in part, on our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses as well as other factors, such as possible acquisitions, which could use a significant amount of our existing cash and cash equivalents.
     Net cash used in investing activities for the three month period ended March 31, 2009 consisted primarily of payments for capital expenditures related to investments in information technology and new manufacturing equipment and tooling for products under development. Net cash flows used in investing activities for the three month period ended March 31, 2008 consisted of payments for capital expenditures related to new manufacturing equipment and tooling for products under development, partially offset by proceeds from maturities of short-term investments.
     Net cash provided by financing activities for the three month periods ended March 31, 2009 and 2008, respectively, consisted of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan less required minimum tax withholdings on restricted stock awards remitted to taxing authorities.
     As of March 31, 2009, our cash and cash equivalents totaled $37.6 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months.
     We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets were pledged as collateral for the line of credit. At March 31, 2009, we did not have any borrowings under this or any other line of credit.
     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009. In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
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
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     There have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1	Master Agreement for Professional Services dated as of May 29, 2008 between Cardiac Science Corporation and Syncroness, Inc.

10.2	Consulting Agreement dated as of March 26, 2009 between Cardiac Science Corporation and John R. Hinson.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2009