Form 10-Q
period 2009-06-30
Cardiac Science CORP
filed 2009-08-10
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of August 4, 2009 was 23,353,366.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$37,868	$34,655
Accounts receivable, net of allowance for doubtful accounts of $1,489 and $1,186, respectively	22,982	31,665
Inventories	25,973	24,692
Deferred income taxes	8,197	8,366
Prepaid expenses and other current assets	3,066	3,144

Total current assets	98,086	102,522
Other assets	388	428
Machinery and equipment, net of accumulated depreciation of $16,292 and $15,190, respectively	7,381	6,994
Deferred income taxes	30,217	28,452
Intangible assets, net of accumulated amortization of $15,863 and $13,889, respectively	29,299	31,278
Investments in unconsolidated entities	1,032	534

Total assets	$166,403	$170,208

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$10,022	$12,711
Accrued liabilities	13,185	13,535
Warranty liability	3,805	3,796
Deferred revenue	7,248	7,918

Total current liabilities	34,260	37,960
Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of June 30, 2009 and December 31, 2008, respectively	—	—

Common stock (65,000,000 shares authorized), $0.001 par value, 23,344,804 and 22,998,364 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	229,171	227,303
Accumulated other comprehensive income (loss)	277	(70)
Accumulated deficit	(98,174)	(95,530)

Total Cardiac Science Corporation shareholders’ equity	131,274	131,703

Noncontrolling interests	869	545

Total equity	132,143	132,248

Total liabilities and equity	$166,403	$170,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
Revenues:
Products	$31,653	$47,257	$66,918	$91,596
Service	4,461	4,875	8,860	9,495

Total revenues	36,114	52,132	75,778	101,091

Cost of Revenues:
Products	15,433	22,929	32,067	44,461
Service	3,130	3,240	6,281	6,469

Total cost of revenues	18,563	26,169	38,348	50,930

Gross profit	17,551	25,963	37,430	50,161

Operating Expenses:
Research and development	3,617	3,796	7,088	7,659
Sales and marketing	11,271	13,047	22,469	25,236
General and administrative	6,349	5,347	11,965	10,472

Total operating expenses	21,237	22,190	41,522	43,367

Operating income (loss)	(3,686)	3,773	(4,092)	6,794

Other Income:
Interest income	19	163	32	278
Other income (loss), net	545	(125)	397	86

Total other income	564	38	429	364

Income (loss) before income tax benefit (expense)	(3,122)	3,811	(3,663)	7,158
Income tax benefit (expense)	1,194	(1,407)	1,360	(2,647)

Net income (loss)	(1,928)	2,404	(2,303)	4,511
Less: Net income atttributable to noncontrolling interests	(178)	(118)	(341)	(171)
Net income (loss) attributable to Cardiac

Science Corporation	$(2,106)	$2,286	$(2,644)	$4,340

Net income (loss) per share attributable to Cardiac Science Corporation:
Basic	$(0.09)	$0.10	$(0.11)	$0.19
Diluted	$(0.09)	$0.10	$(0.11)	$0.19
Weighted average shares outstanding:
Basic	23,198,352	22,806,307	23,127,742	22,729,858
Diluted	23,198,352	23,246,240	23,127,742	23,277,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Operating Activities:
Net income (loss)	$(1,928)	$2,404	$(2,303)	$4,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	554	488	1,213	1,046
Depreciation and amortization	1,542	1,624	3,067	3,233
Deferred income taxes	(1,398)	1,292	(1,765)	2,462
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	730	2,688	8,717	(313)
Inventories	(89)	(141)	(1,330)	(749)
Prepaid expenses and other assets	(392)	(61)	36	(624)
Accounts payable	(118)	(1,857)	(2,457)	(236)
Accrued liabilities	1,045	955	(291)	(384)
Warranty liability	111	102	9	338
Deferred revenue	426	(1,160)	(670)	(490)

Net cash provided by operating activities	483	6,334	4,226	8,794

Investing Activities:
Maturities of short-term investments	—	—	—	350
Purchases of machinery and equipment	(769)	(1,008)	(1,654)	(1,442)
Proceeds from repayment of note	10	—	83	—
Cash paid for acquisitions	—	(268)	(54)	(424)

Net cash used in investing activities	(759)	(1,276)	(1,625)	(1,516)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee purchase plan	502	173	736	346
Minimum tax withholding on restricted stock awards	—	—	(97)	(62)

Net cash provided by financing activities	502	173	639	284

Effect of exchange rate changes on cash and cash equivalents	79	—	(27)	—
Net change in cash and cash equivalents	305	5,231	3,213	7,562
Cash and cash equivalents, beginning of period	37,563	22,490	34,655	20,159

Cash and cash equivalents, end of period	$37,868	$27,721	$37,868	$27,721

Supplemental disclosure of noncash investing and financing activities:
Machinery and equipment purchases accrued but not yet paid	$153	$—	$153	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Organization and Description of Business
     Cardiac Science Corporation (the “Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph systems, stress test systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. The Company is the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and is headquartered in Bothell, Washington. The Company distributes its products in nearly 100 countries worldwide, with operations in North America, Europe, and Asia.
     Basis of Presentation
     The condensed consolidated financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated June 30, 2009, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2009 and 2008 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2008 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation. Specifically, we have made adjustments as a result of the adoption of a recent accounting standard, Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) effective January 1, 2009. As a result of the adoption of SFAS 160, we have reclassified $545,000 of minority interests previously classified in the mezzanine section (after total liabilities and before shareholders’ equity) as of December 31, 2008 to noncontrolling interests within “Equity” on our unaudited condensed consolidated balance sheets. We have also modified the format of the unaudited condensed consolidated statements of operations to conform to the disclosure requirements of SFAS 160 for all periods presented. Also, effective January 1, 2009, we adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”); however the adoption of EITF D-98 had no impact on our financial position, results of operations or cash flows because none of the noncontrolling interests recognized in our condensed consolidated balance sheets have any redemption features that fall into the scope of EITF D-98. See Note 3 for further discussion on the adoption of SFAS 160.
Use of Estimates
     The preparation of the condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the fair value of patent rights, intra-period tax allocation, legal and other contingencies, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.

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
     The following table sets forth the computation of basic and diluted net income (loss) attributable to Cardiac Science Corporation per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to Cardiac Science Corporation	$(2,106)	$2 ,286	$(2,644)	$4,340

Denominator:
Weighted average shares for basic calculation	23,198,352	22,806,307	23,127,742	22,729,858
Incremental shares from employee stock options, non-vested stock awards and ESPP	—	439,933	—	547,277

Weighted average shares for diluted calculation	23,198,352	23,246,240	23,127,742	23,277,135

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income (loss) attributable to Cardiac Science Corporation per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Antidilutive shares issuable upon exercise of stock options	3,094,822	2,545,957	3,094,822	2,550,979
Antidilutive shares issuable upon exercise of warrants	212,776	246,609	212,776	246,609
Antidilutive shares related to non-vested stock awards and ESPP	935,039	449,589	935,039	337,224

Total	4,242,637	3,242,155	4,242,637	3,134,812

     Customer and Vendor Concentrations
     For the three and six month periods ended June 30, 2009, the Company did not have a single customer which comprised more than 10% of total revenue during these periods. During the three and six month periods ended June 30, 2008, revenues generated from Nihon Kohden Corporation (“Nihon Kohden”) accounted for 20% and 17%, respectively, of total revenues during these periods.
     For the three month periods ended June 30, 2009 and 2008, we had one vendor which accounted for 13% and 16%, respectively, of purchases during these periods. For the six month periods ended June 30, 2009 and 2008, this same vendor accounted for 13% and 15%, respectively, of purchases during these periods. Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
     Recently Adopted Accounting Pronouncements
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The Company adopted the provisions of SFAS 165 during the second quarter of 2009. Adoption of this standard had no material impact on the Company’s consolidated financial position or results of operations. Subsequent events have been evaluated through August 10, 2009, the date the financial statements were issued.
     In April 2009, the FASB issued three related FASB Staff Positions (“FSP’s”): (i) FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”),

(ii) FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”), and (iii) FSP SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modifies the requirement for recognizing other-than-temporary impairments on investments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP SFAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. The adoption of these pronouncements during the second quarter of 2009 did not have a material impact on the Company’s financial condition, results of operations or disclosures.
     In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement 142, Goodwill and Other Intangible Assets. This statement also establishes disclosure requirements designed to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The Company adopted FSP FAS 142-3 in the first quarter of 2009. The adoption of this Standard did not have a material impact on the Company’s financial position or results of operations.
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
     In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R, as amended by FSP No. 141-1 issued in April 2009, requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. The Company adopted the provisions of SFAS 141R and FSP No. 141-1 beginning in the first quarter of 2009. In the first quarter of 2009, the Company had no transactions that would be accounted for under this Standard; therefore the adoption of this Standard had no impact on the Company’s financial position or results of operations.
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
     Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”), which establishes the FASB Accounting Standards Codification

(“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Company expects to conform their financial statements and related notes to the Codification for the quarter ended September 30, 2009.
2. Commitments and Contingencies
   Possible Voluntary Field Corrective Action
     As of June 30, 2009, the Company had voluntarily ceased shipments of certain of its AED products in order to address an apparent quality issue associated with certain components used in its AEDs. Since June 30, 2009, the Company has resumed production of AED products and shipments of AED products that had previously been withheld since the latter part of the second quarter in the first part of August 2009.
     As of June 30, 2009, the Company has determined that it is reasonably possible it will need to implement a voluntary field corrective action (“corrective action”) with respect to certain of its AED products which were shipped prior to June 30, 2009. If it is determined that a corrective action is necessary, the Company estimates the costs associated with such an action could range from $10.0 million to $20.0 million, though there can be no assurance that the cost of such action, if required, would actually fall within this range. A determination of whether a corrective action will be required or not will be dependent primarily on the Company’s assessment of whether a significant potential exists that AEDs previously sold by the Company may perform at unacceptable levels. The magnitude and cost of any such field action, if required, would be dependent on the size of the potentially affected population, the location of the units, the nature of the corrective action required and other factors. If a corrective action plan is implemented, the Company does not expect such action would materially affect the Company’s AED manufacturing, shipping schedules, or service and support to current or new customers, although there can be no assurance that is the case and such action could materially affect the Company’s business, financial condition, and results of operations.
     The results of the Company’s evaluation and possible corrective action are subject to significant uncertainty. The Company’s policy is to assess the likelihood of any potential corrective action, as well as ranges of possible or probable associated losses. A determination of the amount of the liability required, if any, for this or other contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”), and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense if and when the Company determines that a loss is probable and the amount can be reasonably estimated. Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable.
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
Legal Proceedings
     The Company is subject to various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of the current proceedings is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Other Commitments
     As of June 30, 2009, the Company had purchase obligations of approximately $30,567,000 consisting of outstanding purchase orders issued in the normal course of business.
     3. Equity and Comprehensive Income (Loss)
     In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). This Standard requires a noncontrolling interest in a subsidiary (previously referred to as “minority interests”) to be reported as a component of equity in the Company’s unaudited condensed consolidated balance sheets separate from the parent’s equity. The Standard also requires transactions that do not result in the deconsolidation of the subsidiary to be recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership, or a deconsolidation of the subsidiary, be recorded in net income (loss) with the gain or loss measured at fair value. SFAS 160 is effective January 1, 2009 and was applied prospectively with the exception of presentation and disclosure requirements which have been applied retrospectively for all periods presented.
     The Company computes comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements.
     For the Company, components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects and translation gains and losses related to consolidation of financial statements from foreign subsidiaries and joint ventures.
     The following tables reflect the changes in equity attributable to both Cardiac Science Corporation and the noncontrolling interests of the subsidiaries in which the Company has a majority, but not total, ownership interest for the three and six month periods ended June 30, 2008 and 2009, respectively:

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at March 31, 2008	$229,939	$180	$230,119
Comprehensive income:
Net income	2,286	118	2,404
Unrealized gains on available for sale securities, net of related tax of ($8)	26	—	26

Comprehensive income	2,312	118	2,430
Stock-based transactions	676	—	676

Equity at June 30, 2008	$232,927	$298	$233,225

Equity at March 31, 2009	$131,880	$658	$132,538
Comprehensive income (loss):
Net income (loss)	(2,106)	178	(1,928)
Unrealized gains on available for sale securities, net of related tax of ($183)	402	—	4 02
Foreign currency translation adjustments	54	33	87

Comprehensive income (loss)	(1,650)	211	(1,439)
Stock-based transactions	1,044	—	1,044

Equity at June 30, 2009	$131,274	$869	$132,143

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at December 31, 2007	$227,271	$127	$227,398
Comprehensive income:
Net income	4,340	171	4,511
Unrealized losses on available for sale securities, net of related tax of $26	(36)	—	(36)

Comprehensive income	4,304	171	4,475
Stock-based transactions	1,352	—	1,352

Equity at June 30, 2008	$232,927	$298	$233,225

Equity at December 31, 2008	$131,703	$545	$132,248
Comprehensive income (loss):
Net income (loss)	(2,644)	341	(2,303)
Unrealized gains on available for sale securities, net of related tax of ($169)	374	—	374
Foreign currency translation adjustments	(27)	(17)	(44)

Comprehensive income (loss)	(2,297)	324	(1,973)
Stock-based transactions	1,868	—	1,868

Equity at June 30, 2009	$131,274	$869	$132,143

4. Segment Reporting
     The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports filed with the SEC. It also established standards for related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.
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
     The following table summarizes revenues by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Defibrillation products	$16,853	$31,683	$39,791	$58,299
Cardiac monitoring products	14,800	15,574	27,127	33,297
Service	4,461	4,875	8,860	9,495

Total	$36,114	$52,132	$75,778	$101,091

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Domestic	$26,227	$31,320	$52,090	$63,541
Foreign	9,887	20,812	23,688	37,550

Total	$36,114	$52,132	$75,778	$101,091

     Foreign revenue includes $1,155,000 and $10,263,000 attributed to Nihon Kohden in Japan for the three months ended June 30, 2009 and 2008, respectively and $4,814,000 and $16,908,000 for the six months ended June 30, 2009 and 2008, respectively. On June 15, 2009, the Company notified Nihon Kohden, its distributor of AED’s in Japan, that their exclusive OEM Supply Purchase Agreement dated effective as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. The Company elected to terminate the OEM Agreement in order to explore alternative means of distributing its AED products in Japan, which may or may not include further collaboration with Nihon Kohden.
     Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.
5. Restructuring Costs
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
The liability for the severance charges was included in accrued liabilities at December 31, 2008 and there are no remaining liabilities related to these severance charges as of June 30, 2009.
6. Inventories
     Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	June 30,	December 31,
(in thousands)	2009	2008
Raw materials	$19,267	$20,871
Finished goods	6,706	3,821

Total inventories	$25,973	$24,692

     The Company performs a detailed analysis of its inventories on a quarterly basis, or more frequently should circumstances arise. Such circumstances could include, but would not be limited to, changes in a product bill of material due to design or quality improvements, product failures related to faulty or defective materials, decisions regarding product life cycles, and the Company’s ability to sell refurbished products, among others. This analysis is performed to ensure inventory items are carried at the lower of cost, on a weighted average basis, or market, and that the Company has adequately reserved any excess and/or obsolete items in inventory. As of June 30, 2009, finished goods inventory included approximately $1.4 million in AED products that would have been shipped during the three months ended June, 30 2009, if they had not been on ship-hold. See further discussion of the quality issue associated with the quarter end ship-hold related to certain AED products in Item 1, Note 2 of the Unaudited Condensed Consolidated Financial Statements herein.
7. Intangible Assets
     The following table sets forth the balances of intangible assets at June 30, 2009 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		182	—	182

Total intangible assets not subject to amortization		14,962	—	14,962

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(6,632)	2,018
Cardiac Science developed technology	8 years	11,330	(5,429)	5,901
Burdick distributor relationships	10 years	1,400	(910)	490
Burdick developed technology	7 years	860	(798)	62
Patents and patent applications	5-10 years	960	(927)	33
Patent rights	13 years	7,000	(1,167)	5,833

Total intangible assets subject to amortization		30,200	(15,863)	14,337

Total		$45,162	$(15,863)	$29,299

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2009	$3,957
2010	3,258
2011	2,104
2012	2,102
2013	1,483
Thereafter	3,410
8. Credit Facility
     The Company has a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At June 30, 2009 and 2008 the Company did not have any borrowings under this, or any other, line of credit. This line of credit expires on October 26, 2009.
9. Warranty Liability
     Changes in the warranty liability for the six months ended June 30, 2009 were as follows:

Six months ended
(in thousands)	June 30, 2009
Warranty liability, beginning of the period	$3,796
Charged to product cost of revenues, net	1,616
Warranty expenditures	(1,607)

Warranty liability, end of the period	$3,805

10. Stock-Based Compensation Plans
     The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an Employee Stock Purchase Plan (“ESPP”).
     Upon adoption of SFAS 123(R) “Share Based Payments” (“SFAS 123R”), effective January 1, 2006, and related pronouncements including FASB Staff Position FAS 123R-3 (“FSP FAS 123R-3”) Transition Election to Accounting for Tax Effects of Share- Based Payments the Company determined that a hypothetical additional paid in capital pool (“APIC pool”) related to previously granted non-qualified stock options and non-vested stock awards did not exist. Incentive stock options do not give rise to deferred tax assets at the time the related stock compensation expense is recorded. However, if such options become disqualifying dispositions, the tax benefit associated with the exercise or sale of incentive stock options is recorded as a component of the period’s total tax expense or benefit (discrete benefit). The impact of incentive stock options is considered when evaluating the Company’s hypothetical APIC pool.
     Deferred tax assets are recorded to the extent the Company recognizes book expense for non-qualified stock options and non-vested stock awards. These deferred tax assets are reduced at the time stock options are exercised and non-vested stock awards vest. Upon exercise of an option or vesting of a stock award, the Company will compare the recorded deferred tax asset related to these instruments to the tax benefit that will be received, if any. If the recorded deferred tax asset incurred exceeds the tax benefit to be received (a shortfall), the Company will record income tax expense in the period it occurs for the difference (discrete expense). Alternatively, if the tax benefit related to non-qualified stock options or non-vested stock awards exceeds the recorded deferred tax asset (a windfall), the Company will first apply this windfall against any previously recorded shortfalls incurred during the current year, and the remaining amount will be included in the Company’s hypothetical APIC pool and used to offset future shortfalls, if any.
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options plans:
Volatility	54.0%	48.2%	53.7%	48.4%
Expected term (years)	6.70	6.25	6.61	6.25
Risk-free interest rate	2.7%	3.5%	2.6%	3.4%
Expected dividend yield	—	—	—	—
Fair value of options granted	$2.30	$4.84	$2.16	$4.35

Employee stock purchase plan:
Volatility	40.0%	27.0%	40.0%	27.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	2.1%	4.5%	2.1%	4.5%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$1.73	$2.01	$1.73	$2.01

Non-vested stock:
Fair value of non-vested stock awards granted	$4.10	$9.44	$4.07	$9.02
     The Company estimates the expected term of share options in accordance with SFAS No. 123(R) “Share Based Payments” (“SFAS 123R”). The expected term of options is based on an evaluation of the historical employees’ stock option exercise behavior and employee post-vesting termination behavior.
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of June 30, 2009:

Outstanding shares — 2002 Plan	2,280,914
Outstanding shares — 1997 Plan	814,062
Stock options available for grant	402,608
Outstanding non-vested stock awards	845,064
ESPP shares available for issuance	671,282

Total common shares reserved for future issuance	5,013,930

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
     The following table summarizes information about the 2002 Plan option activity during the three and six month periods ended June 30, 2009:

Shares
Subject to
Options
Outstanding, December 31, 2008	2,063,065
Granted	160,000
Exercised	(32,508)
Forfeited or expired	(26,675)

Outstanding, March 31, 2009	2,163,882
Granted	610,000
Exercised	(159,363)
Forfeited or expired	(333,605)

Outstanding, June 30, 2009	2,280,914

Exercisable, June 30, 2009	1,212,158

     Non-vested Stock Awards — As part of the 2002 Plan, the stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
     The following table summarizes information about the non-vested stock award activity during the three and six months ended June 30, 2009:

Shares
Non-vested balance, December 31, 2008	388,002
Granted	24,853
Vested	(95,124)
Forfeited	(34,074)

Non-vested balance, March 31, 2009	283,657
Granted	579,271
Vested	(10,806)
Forfeited	(7,058)

Non-vested balance, June 30, 2009	845,064

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

     The following table summarizes information about the 1997 Plan option activity during the three months ended June 30, 2009:

Shares
Subject to
Options
Outstanding, December 31, 2008	836,312
Forfeited or expired	—

Outstanding, March 31, 2009	836,312
Forfeited or expired	(22,250)

Outstanding, June 30, 2009	814,062

Exercisable, June 30, 2009	794,375

     Employee Stock Purchase Plan — The Company has an ESPP which was established by Quinton Cardiology Systems Inc. (“Quinton”) in 2002 and was assumed by the Company in connection with the 2005 merger transaction between Quinton and Cardiac Science, Inc. (“CSI”) . The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at 85% of the fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.
     The Company issued 36,753 and 21,030 shares of common stock during the three months ended June 30, 2009 and 2008, respectively, and 77,704 and 44,529 shares of common stock during the six months ended June 30, 2009 and 2008, respectively in connection with the ESPP and received total proceeds of $129,000, $150,000, $256,000 and $318,000, respectively.
11. Income Taxes
     During the three and six month periods ended June 30, 2009, the Company recorded an income tax benefit of $1.2 million and $1.4 million, respectively, compared to income tax expense of $1.4 million and $2.6 million in the three and six month periods ended June 30, 2008, respectively. The Company’s worldwide effective tax rate for the three and six month periods ended June 30, 2009 was a benefit of 38% and 37%, respectively, as compared to a worldwide effective tax rate that was an expense of 37% for the same periods in the prior year. The year-to-date worldwide effective tax rate benefit includes a net discrete item in the amount of $155,000 related to unfavorable tax effects of certain stock based awards, which were vested, exercised or cancelled during the first half of 2009. This net discrete item is comprised primarily of a tax benefit shortfall of $201,000 incurred during the first quarter of 2009, partially offset by a tax benefit windfall of $46,000 during the second quarter of 2009. Absent this net discrete item, the Company’s worldwide effective tax rate would have been a benefit of 37% and 41% for the three and six month periods ended June 30, 2009, respectively. The difference in the Company’s worldwide effective tax rate for the six month period ended June 30, 2009 as compared to the same period in the prior year is due primarily to differences in pre-tax income (loss) projections for 2009.
     The Company records its quarterly provision for income taxes based on the estimated worldwide effective tax rates for the full year, which are determined based on estimates of pre-tax income or losses for the full year, applicable tax rates in jurisdictions in which income and losses are expected to be generated and expected federal and state tax credits. The Company estimates its worldwide effective tax rate benefit for the year ended December 31, 2009 will be approximately 40%, including the impact of the previously noted discrete item related to unfavorable tax effects of certain stock based awards. Further discrete items in the second half of 2009 would impact the worldwide effective tax rate.
     Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of June 30, 2009 and December 31, 2008. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2009 and December 31, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the net operating loss carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

12. Derivatives
     Effective January 1, 2009, the Company adopted the disclosure requirements of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133” (“SFAS 161”). The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities (as amended)” (“SFAS 133”), in accounting for derivative and hedging activities. The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages through the use of forward foreign exchange contracts. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on certain assets or liabilities denominated in a currency other than the functional currency of the Company or its subsidiaries. Currently, these forward foreign exchange contracts do not qualify for derivative hedge accounting. The Company uses these forward foreign exchange contracts to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company and its subsidiaries primarily to hedge foreign denominated accounts receivable and foreign denominated intercompany payables. These contracts do not contain any credit-risk-related contingent features.
     The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. In addition, the contracts are limited to a time period of less than one year, generally three months or less.
     During the three month and six month periods ended June 30, 2009 and 2008, these forward foreign exchange contracts resulted in insignificant net realized gains and losses. The realized gains and losses were partially offset by realized and unrealized gains and losses on foreign denominated accounts receivable and foreign cash holdings in the same periods. Realized gains and losses related to forward foreign exchange contracts are recorded in other income (loss), net and the assets and liabilities for these contracts are recorded in prepaid and other assets and accrued liabilities. The Company had no outstanding forward foreign exchange contracts as of June 30, 2009.
13. Fair Value Measurement
     The Company adopted SFAS No. 157 “Fair Value Measurement” (“SFAS 157”) as of January 1, 2008, with the exception of the application of the statement to non-recurring fair value measurement relating to nonfinancial assets and nonfinancial liabilities. The Company adopted the provisions of SFAS 157 related to these nonfinancial assets and nonfinancial liabilities effective January 1, 2009 in accordance with FASB Staff Position (“FSP”) 157-2. This adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no changes to the valuation techniques during the three and six months ended June 30, 2009.
     The Company’s assets and liabilities that are carried at fair value and are accounted for under SFAS 157 are recorded on the balance sheet in cash equivalents, forward foreign exchange contracts and investments in unconsolidated entities. The Company’s cash equivalents are comprised primarily of investments in money market funds and the Company’s investments in unconsolidated entities are comprised primarily of investments in equity securities of unrelated entities, including Biotel, Inc.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

	Total carrying	Quoted prices in
	value at June 30,	active markets
(in thousands of dollars)	2009	(Level 1)
Assets:
Cash equivalents	$26,610	$26,610
Investments in unconsolidated entities	$953	$953
14. Subsequent Events
     At June 30, 2009, the Company held 180,269 shares of Biotel Inc, (“Biotel”) common stock valued at $4.73 per share. The Company accounts for these shares as available for sale, and recorded the fair value of the shares of $853,000 at June 30, 2009 as investments in unconsolidated entities in the accompanying condensed consolidated balance sheet.

     During the second quarter of 2009, Biotel announced it had signed a definitive merger agreement with CardioNet, Inc. (“CardioNet”) to be acquired in an all cash transaction valued at approximately $14.0 million, or $4.82 per share of Biotel stock. However, on July 16, 2009, CardioNet announced that on July 13, 2009, Biotel had been advised that the previously announced merger agreement had been terminated pursuant to the terms of that agreement. Based on this announcement, the Company no longer believes cash proceeds from its ownership of Biotel common stock will be received during 2009 nor will the proposed merger agreement have an impact on the Company’s results of operations during 2009.
     On August 3, 2009, the Company announced that shipments of its AED products had been withheld since late June as the Company was undergoing an evaluation of the quality of certain components of its AED products. As a result, the Company did not ship approximately $3.0 million in AED devices that otherwise would have been shipped during the three months ended June 30, 2009. Since June 30, 2009, the Company was able to resume production of its AED products and shipments of previously withheld products in early August 2009. The Company expects that substantially all of the shipments of AED products held in the second quarter of 2009 will be shipped during the third quarter of 2009. As part of the evaluation of the quality of certain components of the Company’s AED products, the Company is considering whether a corrective action may be required to correct the potential component issue in AEDs previously sold by the Company. See Note 2 of the Unaudited Condensed Consolidated Financial Statements herein for additional information regarding the impact of a potential corrective action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results and financial condition could differ materially from those that may be anticipated by such forward-looking statements due to various uncertainties.
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K“) and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects, results of operations and financial condition.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009 and Part II-Item 1A, “Risk Factors” herein.
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
     Critical Accounting Estimates and Policies
     To prepare financial statements that conform with U.S. generally accepted accounting principles (“U.S. GAAP”), we must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     There are certain critical accounting estimates that we believe require significant judgment in the preparation of our condensed consolidated financial statements. We consider an accounting estimate to be critical if it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and changes in the estimate or different estimates that we reasonably could have selected would have had a material impact on our financial condition or results of operations.
     Deferred Tax Assets and Income Taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to account for our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and any valuation allowance recorded against our net deferred tax assets.
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
     Goodwill. During the fourth quarter of 2008, we impaired the entire balance of previously acquired goodwill which totaled $107.7 million and as of June 30, 2009 and December 31, 2008 we had no goodwill recorded on our condensed consolidated balance sheets. Previously recorded goodwill represented the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of Spacelabs Burdick, Inc. (“Burdick”) in 2003 and the merger transaction between Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc (“CSI”) in 2005. We tested goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for our single reporting unit identified for purposes of goodwill impairment testing. Our reporting unit consists of general cardiology products and services. Application of the goodwill impairment test required judgment, including the identification of our reporting unit and significant assumptions related to the fair value of the reporting unit, including estimates of future cash flows, determination of appropriate discount rates, an applicable control premium and other assumptions.
     Intangible Assets. Our intangible assets are comprised primarily of trade names, developed technology, patent rights and customer relationships, all of which were primarily acquired in our acquisition of Burdick in 2003, the merger transaction with CSI in 2005 and the cross-licensing agreement with Koninklijke Philips Electronics N.V. (“Philips”) in 2007. We use our judgment to estimate the fair value of each of these intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate. We also use our judgment to estimate the useful lives of each intangible asset.
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
     Valuation of Long-Lived Assets. We review long-lived assets, such as machinery and equipment, and intangible assets subject to amortization, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our statement of operations and as a reduction to value of the asset group on our balance sheet. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.
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
     Software Revenue Recognition. We account for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 98-9”). The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the service period. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements could materially impact the amount of earned and unearned revenue.
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
Results of Operations
     Summary of Results for the Three and Six Months Ended June 30, 2009
•	Second quarter revenues were negatively impacted by the Company’s decision to hold shipments near the end of the second quarter while management investigated a possible quality deficiency in certain components of its AED products. The decision to implement this ship-hold negatively affected second quarter revenues by approximately $3.0 million. The Company was able to resume production of its AED products and shipments of AED products that have been withheld since the latter part of the second quarter in early August 2009 and expects that substantially all of the shipments held in the second quarter will be shipped during the third quarter.

•	We generated revenue of $36.1 million in the three months ended June 30, 2009, a decrease of approximately 31% over the three month period ended June 30, 2008. Our overall defibrillation revenue declined by approximately $14.8 million or 47%, mostly due to reduced shipments to our Japanese OEM distribution partner, Nihon Kohden Corporation, and the ship-hold placed on our AED products near quarter end. Our cardiac monitoring revenues declined by 5% and service revenues declined by 9%.

•	We generated revenue of $75.8 million in the six months ended June 30, 2009, a decrease of approximately 25% over the six month period ended June 30, 2008, which included a decline of 32% in defibrillation products revenue, a decline in cardiac monitoring products revenue of 19% and a decline in service revenues of 7%.

•	We incurred a net loss per diluted share attributable to Cardiac Science Corporation of $0.09 and $0.11 for the three and six months ended June 30, 2009 compared with diluted earnings per share attributable to Cardiac Science Corporation of $0.10 and $0.19 for the three and six months ended June 30, 2008.

•	We generated cash from operations of $0.5 million and $4.2 million for the three and six months ended June 30, 2009 compared to cash provided by operations of $6.3 and $8.8 million for the three and six months ended June 30, 2008.
     Looking Forward
     There are a number of factors that may negatively affect revenue levels in future periods. Most notably, on August 3, 2009, we announced that shipments of our AED products had been withheld since late June to allow us to evaluate the quality of certain components of our AED products. As a result of the ship-hold, we did not ship approximately $3.0 million in AED products that otherwise would have been shipped during the three months ended June 30, 2009. We, we were able to resume production and shipments of our AED products that had been withheld since the latter part of the second quarter in early August 2009. Our revenue in the third quarter will be dependent, in part, on how rapidly it can ramp up production and fulfill the order backlog that accumulated while shipping was suspended, along with new orders that are received over the balance of the quarter. As part of the evaluation of the quality of certain components of our AED products, we believe it is reasonably possible that we will determine it appropriate to implement a voluntary field corrective action plan (“corrective action”), but we are unable to determine whether such an action may be required at this time. If it is determined that such a corrective action is needed, we estimate the costs associated with this corrective action could range from $10.0 million to $20.0 million. A determination of whether a corrective action will be required or not will be dependent primarily on our assessment of whether a significant potential exists that AEDs previously sold by us may perform at unacceptable levels. The magnitude and cost of any such corrective action, if required, would be dependent on the size of the potentially affected population, the location of the units, the nature of the corrective action required and other factors. At this time, we cannot be sure if the possible corrective action, or the consequences of such action, would be material, if at all, on our business, results of operations or financial condition.
     In addition, the significant downturn in the global economy, in particular in the U.S. and Japan, may also continue to negatively affect our revenue levels. AED sales in the U.S. and Japan will likely continue to be down during 2009 as compared prior years, due to weakened global economic conditions. On June 15, 2009, we notified Nihon Kohden Corporation (“Nihon Kohden”), our distributor of AEDs in Japan, that our OEM Supply and Purchase Agreement dated effective as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. We elected to terminate the OEM Agreement in order to explore alternative means of distributing AED products in Japan, which may or may not include further collaboration with Nihon Kohden. In addition to weak economic conditions in Japan, our operating performance in that market will likely be negatively impacted by Nihon Kohden’s ability to introduce new products that may compete with, and erode sales of our products in that market.
     Our cardiac monitoring revenues may continue to be down during 2009 as compared to the same periods in the prior year. However, we are continuing to develop new products and evaluate strategic alliances in order to enhance our current product mix which we expect will enable us to grow cardiac monitoring revenues over time. However, our inability to introduce new products in the future could adversely affect cardiac monitoring revenues in the future.
     The factors discussed above relating to revenue will negatively affect our gross profit and gross margin in the near term. If it is determined that a corrective action is necessary, our gross margin and gross profit will be adversely affected by the costs to implement such action. In addition, our profitability and cash flows in the near future will likely be adversely affected by manufacturing inefficiencies, product re-work and testing and professional services costs arising in connection with the quality issues that gave rise to the AED ship-hold. Also, in upcoming quarters, the Company expects to increase expenses associated with regulatory and quality assurance as it upgrades its internal capabilities in these areas and to incur higher research and development and marketing expenses associated with product development initiatives.
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
     Revenues for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2009	2008 to 2009	June 30, 2008	June 30, 2009	2008 to 2009	June 30, 2008
Defibrillation products	$16,853	(46.8%)	$31,683	$39,791	(31.7%)	$58,299
% of revenue	46.7%		60.8%	52.5%		57.7%
Cardiac monitoring products	14,800	(5.0%)	15,574	27,127	(18.5%)	33,297
% of revenue	41.0%		29.9%	35.8%		32.9%
Service	4,461	(8.5%)	4,875	8,860	(6.7%)	9,495
% of revenue	12.4%		9.4%	11.7%		9.4%

Total revenues	$36,114	(30.7%)	$52,132	$75,778	(25.0%)	$101,091

     Revenue from defibrillation products declined by $14.8 million, or 47%, for the three month period ended June 30, 2009 compared to the same period in 2008. Approximately $9.1 million of this decrease was due to reduced AED shipments to our Japanese distribution partner, reflecting reduced demand in Japan as well as increased efforts by our Japanese distribution partner to introduce its own AED into the Japanese market in the near future. Approximately $3.0 million of the decline was due to a voluntary ship-hold placed on our AEDs near quarter end, as management investigated possible quality issues relating to certain components of our AEDs. The remainder of the decrease in defibrillation revenue was due primarily to the impact of the weak economy on demand for AEDs.
     Revenue from defibrillation products declined by $18.5 million, or 32%, for the six month period ended June 30, 2009 compared to the same period in 2008. Approximately $12.1 million of this decrease was due to reduced AED shipments to our Japanese distribution partner, approximately $3.0 million of the decline was due the voluntary ship-hold on our AEDs near period end and the remainder of the decrease was due primarily to the impact of the weak economy on demand for our AEDs. See the “Looking Forward” section above for additional information regarding the impact of the AED ship-hold and possible corrective actions on revenue in future periods.
     Revenue from cardiac monitoring products decreased $0.8 million, or 5% for the three month period ended June 30, 2009 compared to the same period in 2008. Revenue from cardiac monitoring products decreased by $6.1 million or 19% for the six month period ended June 30, 2009 as compared to the same period in 2008. These decreases in cardiac monitoring revenue are due primarily to weakness in the worldwide medical markets as a result of the weakened economy.
     Service revenue decreased 9% and 7% for the three and six month period ended June 30, 2009 from the comparable periods in 2008 due primarily to lower AED training and program management services related to declines in AED product sales during these same periods.
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
     Gross profit for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2009	2008 to 2009	June 30, 2008	June 30, 2009	2008 to 2009	June 30, 2008
Products	$16,220	(33.3%)	$24,328	$34,851	(26.1%)	$47,135
% of products revenue	51.2%		51.5%	52.1%		51.5%
Service	1,331	(18.6%)	1,635	2,579	(14.8%)	3,026
% of service revenue	29.8%		33.5%	29.1%		31.9%

Total gross profit	$17,551	(32.4%)	$25,963	$37,430	(25.4%)	$50,161

% of total revenue	48.6%		49.8%	49.4%		49.6%
     Gross profit from products decreased for the three and six month periods ended June 30, 2009 from the comparable periods in 2008 due principally to lower sales volumes resulting from weakened conditions in the global economy as well as the unfavorable impact of the previously noted ship-hold related to our AED products at the end of the second quarter. Additionally, gross margins on product revenue decreased slightly for the three and six month periods ended June 30, 2009 as compared to the same periods in the prior year due primarily to a shift in overall product mix, with a higher proportion of lower margin cardiac monitoring products sold in the current periods. See the “Looking Forward” section above for additional information regarding the impact of the AED ship-hold and possible corrective actions on gross profit in future periods.
     Gross profit from service decreased for the three and six month periods ended June 30, 2009 from the comparable periods in 2008 due principally to higher service labor and other costs associated with cardiac monitoring service in the three and six months ended June 30 2009, as compared the same periods during 2008.

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
     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory and human resources personnel as well as professional fees, legal fees and other corporate expenses.
     Operating expenses for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2009	2008 to 2009	June 30, 2008	June 30, 2009	2008 to 2009	June 30, 2008
Research and development	$3,617	(4.7%)	$3,796	$7,088	(7.5%)	$7,659
% of total revenue	10.0%		7.3%	9.4%		7.6%
Sales and marketing	11,271	(13.6%)	13,047	22,469	(11.0%)	25,236
% of total revenue	31.2%		25.0%	29.7%		25.0%
General and administrative	6,349	18.7%	5,347	11,965	14.3%	10,472
% of total revenue	17.6%		10.3%	15.8%		10.4%

Total operating expenses	$21,237	(4.3%)	$22,190	$41,522	(4.3%)	$43,367

% of total revenue	58.8%		42.6%	54.8%		42.9%
     The decreases in research and development expenses for the three and six month periods ended June 30, 2009 from the comparable periods in 2008 were due almost entirely to decreased labor costs resulting from restructuring programs implemented by the Company during the fourth quarter of 2008.
     The decreases in sales and marketing expenses for the three and six month periods ended June 30, 2009 from the comparable periods in 2008 were due in part to lower commissions related to lower total revenues, which decreased 31% and 25%, respectively. In addition, employee related labor and other costs decreased for the three and six month periods ended June 30, 2009 as a result of efforts to reduce costs and prioritize spending during 2009.
     The increases in general and administrative expenses for the three and six month periods ended June 30, 2009 from the comparable periods in 2008 were due in part to increases in payroll and benefit expenses related to staffing increases in our regulatory affairs and quality assurance functions, as well as higher professional service fees and stock-based compensation relating primarily to the transition of the our former President and Chief Executive Officer.
     Other Income and Expense
     Interest income has decreased significantly in recent quarters as short-term interest rates on the generally conservative securities in which we invest have declined. For the three and six month periods ended June 30, 2009, we earned insignificant amounts of interest income on our cash equivalents as compared to the same periods in the prior year.
     Other income (loss), net was $0.5 million for the three month period ended June 30, 2009 as compared to ($0.1) million during the same period in 2008. Other income (loss), net for the three month period ended June 30, 2009 consisted primarily of net foreign currency exchange gains of $0.3 million, income from royalty agreements of $0.1 million and other miscellaneous income items totaling $0.1 million. Other income (loss), net for the three month period ended June 30, 2008 consisted primarily of net foreign currency exchange losses of $0.3 million, partially offset by income from sub-lease agreements at facilities acquired in 2005 of $0.1 million and other miscellaneous expenses of $0.1 million.

     Other income (loss), net was $0.4 million for the six month period ended June 30, 2009 as compared to $0.1 million during the same period in 2008. Other income (loss), net for the six month period ended June 30, 2009 consisted primarily of net foreign currency exchange gains of $0.1 million, income from royalty agreements of $0.2 million and other miscellaneous items totaling $0.1 million. Other income (loss), net for the six month period ended June 30, 2008 consisted primarily of net foreign currency exchange losses of $0.2 million, partially offset by income from sub-lease agreements at facilities acquired in 2005 of $0.1 million.
     Income Taxes
     During the three and six month periods ended June 30, 2009, we recorded an income tax benefit of $1.2 million and $1.4 million, respectively, compared to income tax expense of $1.4 million and $2.6 million in the three and six month periods ended June 30, 2008, respectively. Our worldwide effective tax rate for the three and six month periods ended June 30, 2009 was a benefit of 38% and 37%, respectively, as compared to a worldwide effective tax rate that was an expense of 37% for the same periods in the prior year. Our year-to-date worldwide effective tax rate benefit includes a net discrete item in the amount of $155,000 related to unfavorable tax effects of certain stock based awards, which were vested, exercised, or cancelled during the first half of 2009. This net discrete item is comprised primarily of a tax benefit shortfall of $201,000 incurred during the first quarter of 2009, partially offset by a tax benefit windfall of $46,000 during the second quarter of 2009. Absent this net discrete item, the worldwide effective tax rate would have been a benefit of 37% and 41% for the three and six month periods ended June 30, 2009, respectively. The difference in our worldwide effective tax rate for the six month period ended June 30, 2009 as compared to the same period in the prior year is due primarily to differences in pre-tax income (loss) projections for 2009.
     We record our quarterly provision for income taxes based on our estimated worldwide effective tax rates for the full year, which are determined based on estimates of pre-tax income or losses for the full year, applicable rates in jurisdictions in which income and losses are expected to be generated and expected federal and state tax credits. We estimate our worldwide effective tax rate benefit for the year ended December 31, 2009 will be approximately 40%, including the impact of the previously noted discrete item related to unfavorable tax effects of certain stock based awards. Further discrete items in the second half of 2009 would impact the worldwide effective tax rate.
     Liquidity and Capital Resources

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2009	2008 to 2009	June 30, 2008	June 30, 2009	2008 to 2009	June 30, 2008
Cash provided by operating activities	$483	(92.4%)	$6,334	$4,226	(51.9%)	$8,794
Cash used in investing activities	(759)	40.5%	(1,276)	(1,625)	(7.2%)	(1,516)
Cash provided by financing activities	502	190.2%	173	639	125.0%	284
Effect of exchange rates on cash and cash equivalents	79		—	(27)		—

Total change in cash and cash equivalents	$305	(94.2%)	$5,231	$3,213	(57.5%)	$7,562

     Cash provided by operating activities of $0.5 million for the three month period ended June 30, 2009 resulted from our net loss of $1.9 million offset by adjustments for net non-cash items included in net income of $0.7 million and a net increase in working capital of $1.7 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. Cash provided by operating activities of $6.3 million for the three month period ended June 30, 2008 resulted from our net income of $2.4 million plus adjustments for net non-cash items included in net income of $3.4 million and a net increase in working capital of $0.5 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes.
     Cash provided by operating activities of $4.2 million for the six month period ended June 30, 2009 resulted from our net loss of $2.3 million offset by adjustments for net non-cash items included in net income of $2.5 million and a net increase in working capital of $4.0 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. Cash provided by operating activities of $8.8 million for the six month period ended June 30, 2008 resulted from our net income of $4.5 million plus adjustments for net non-cash items included in net income of $6.7 million and a net decrease in working capital of $2.5 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes.

     We anticipate that cash provided by operations will decrease in 2009 as compared to cash provided by operations in 2008 due primarily to anticipated declines in profitability during the current year. Our ability to generate cash during 2009 may also be adversely affected by a possible corrective action if we determine such an action is necessary, as well as general business factors such as our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses as well as other factors, such as possible acquisitions, which could use a significant amount of our existing cash and cash equivalents.
     Net cash used in investing activities for the three and six month periods ended June 30, 2009 consisted primarily of payments for capital expenditures related to investments in information technology and new manufacturing equipment and tooling for products under development. Net cash flows used in investing activities for the three and six month periods ended June 30, 2008 consisted of payments for capital expenditures related to new manufacturing equipment and tooling for products under development, partially offset by proceeds from maturities of short-term investments.
     Net cash provided by financing activities for the three and six month periods ended June 30, 2009 and 2008 consisted of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan less required minimum tax withholdings on restricted stock awards remitted to taxing authorities.
     As of June 30, 2009, our cash and cash equivalents totaled $37.9 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations for at least 12 months. However, if we determine that that a corrective action is required relating to certain of our AED devices shipped prior to June 30, 2009 and if we continue to generate operating losses and use cash in operations, we may need to reduce costs and obtain additional sources of financing in order to sustain our operations. See the “Looking Forward” section above for additional information regarding the impact of the AED ship hold and possible corrective actions on cash flows in future periods.
     We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets were pledged as collateral for the line of credit. At June 30, 2009, we did not have any borrowings under this or any other line of credit. This line of credit expires on October 26, 2009.
     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 (as well as those included in Part II — Item 1A of this Form 10-Q). In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions or business initiatives may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
     Recent Accounting Pronouncements
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”), which establishes the FASB Accounting Standards Codification, (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. We expect to conform our financial statements and related notes to the Codification for the quarter ended September 30, 2009.

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
     Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our chief executive officer and chief financial officer concluded as of the end of the period covered by this Quarterly Report on Form 10-Q that our disclosure controls and procedures are effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     We are subject to various current legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
     President Obama’s administration has recently announced several proposals to reform U.S. tax laws that would fundamentally change how U.S. multinational corporations are taxed on their global income, including a proposal to defer tax deductions allocable to non-U.S. earnings until earnings are repatriated and a proposal to further limit foreign tax credits. It is unclear whether these proposed tax reforms will be enacted, or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms may have an adverse impact to our worldwide tax expense in future periods; however, we do not anticipate an impact on existing deferred tax assets at June 30, 2009.
We may be required to implement a costly product recall or voluntary field corrective action
     In the event that any of our products prove to be defective or deficient, we can voluntarily recall or otherwise take corrective action, or the FDA could require us to redesign or implement a recall of or take other action regarding, any of our products. During the third quarter of 2008, we implemented a voluntary field corrective action related to certain of our AED products. Costs related to this voluntary field corrective action have been estimated at $875,000 through June 30, 2009. During the second quarter of 2009, in connection with a voluntary ship-hold of certain of our AED products, we began evaluating the possible need for a voluntary field corrective action. We have not yet been able to determine whether such an action will be required, but we have estimated the costs related to such possible corrective action, if required, could range between $10.0 million and $20.0 million, though there can be no assurance that the cost of such an action would actually fall within this range. Should we be required, or choose to implement in future periods any additional recalls or corrective action plans, we could be required to suspend further product shipments, pay substantial costs as well as face significant adverse publicity or corrections, which could harm our business, including damage to the value of our brand, increase in expenses that could impact cash flows and the results of operations, decrease in gross margins on product revenue and constrain our ability to market our products in the future. The economic impact of a recall or corrective action plan could have a material adverse effect on our business, financial condition and results of operations.
     With the exception of the risk factors above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     At our annual meeting of stockholders held on May 21, 2009, the following action was taken:

     Election of directors for a three-year term expiring at the 2012 annual meeting:

	For	Withheld
Christopher Davis	17,095,358	434,043
Timothy C. Mickelson, Ph.D.	17,014,020	515,382
     Current directors whose terms are continuing after the 2009 annual meeting are Jue-Hsien Chern, Ph.D, Raymond W. Cohen, W. Robert Berg, David L. Marver and Ruediger Naumann-Etienne, Ph.D.

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

  Date: August 10, 2009