Form 10-Q
period 2009-09-30
Cardiac Science CORP
filed 2009-11-09
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of November 2, 2009 was 23,402,586

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$31,628	$34,655
Accounts receivable, net of allowance for doubtful accounts of $1,231 and $1,186, respectively	28,387	31,665
Inventories	26,011	24,692
Deferred income taxes	—	8,366
Prepaid expenses and other current assets	2,763	3,144

Total current assets	88,789	102,522
Other assets	358	428
Machinery and equipment, net of accumulated depreciation of $16,867 and $15,190, respectively	7,951	6,994
Deferred income taxes	—	28,452
Intangible assets, net of accumulated amortization of $16,867 and $13,889, respectively	28,672	31,278
Investments in unconsolidated entities	664	534

Total assets	$126,434	$170,208

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,885	$12,711
Accrued liabilities	12,568	13,535
Warranty liability	3,861	3,796
AED field initiative liability	18,500	—
Deferred revenue	7,787	7,918

Total current liabilities	54,601	37,960
Deferred income taxes	5,376	—

Total liabilities	59,977	37,960

Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 23,402,586 and 22,998,364 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	230,003	227,303
Accumulated other comprehensive income (loss)	139	(70)
Accumulated deficit	(164,720)	(95,530)

Total Cardiac Science Corporation shareholders’ equity	65,422	131,703

Noncontrolling interests	1,035	545

Total equity	66,457	132,248

Total liabilities and equity	$126,434	$170,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
Revenues:
Products	$34,646	$49,387	$101,564	$140,984
Service	4,238	4,619	13,098	14,113

Total revenues	38,884	54,006	114,662	155,097

Cost of Revenues:
Products	17,194	24,799	49,261	69,260
AED field initiative	18,500	—	18,500	—
Service	3,095	3,088	9,376	9,557

Total cost of revenues	38,789	27,887	77,137	78,817

Gross profit	95	26,119	37,525	76,280

Operating Expenses:
Research and development	4,270	4,103	11,358	11,762
Sales and marketing	11,923	12,934	34,392	38,170
General and administrative	6,571	5,096	18,536	15,568

Total operating expenses	22,764	22,133	64,286	65,500

Operating income (loss)	(22,669)	3,986	(26,761)	10,780

Other Income:
Interest income	23	156	55	434
Other income, net	158	20	555	106

Total other income	181	176	610	540

Income (loss) before income tax expense	(22,488)	4,162	(26,151)	11,320
Income tax expense	(43,923)	(1,598)	(42,563)	(4,245)

Net income (loss)	(66,411)	2,564	(68,714)	7,075
Less: Net income atttributable to noncontrolling interests	(135)	(86)	(476)	(257)

Net income (loss) attributable to Cardiac Science Corporation	$(66,546)	$2,478	$(69,190)	$6,818

Net income (loss) per share attributable to Cardiac Science Corporation:
Basic	$(2.85)	$0.11	$(2.98)	$0.30
Diluted	$(2.85)	$0.11	$(2.98)	$0.29
Weighted average shares outstanding:
Basic	23,368,778	22,892,161	23,209,181	22,840,524
Diluted	23,368,778	23,413,042	23,209,181	23,402,011
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Operating Activities:
Net income (loss)	$(66,411)	$2,564	$(68,714)	$7,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	674	469	1,887	1,515
Depreciation and amortization	1,595	1,544	4,662	4,777
Deferred income taxes	43,996	1,493	42,231	3,955
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(5,552)	(526)	3,165	(1,169)
Inventories	9	(929)	(1,321)	(1,678)
Prepaid expenses and other assets	509	(151)	545	(445)
Accounts payable	1,672	(591)	(785)	(827)
Accrued liabilities	(672)	1,113	(963)	729
Warranty liability	56	825	65	1,163
AED field initiative liability	18,500	—	18,500	—
Deferred revenue	539	555	(131)	65

Net cash provided by (used in) operating activities	(5,085)	6,366	(859)	15,160

Investing Activities:
Purchases of short-term investments	—	(845)	—	(845)
Maturities of short-term investments	—	—	—	350
Purchases of machinery and equipment	(1,034)	(983)	(2,688)	(2,425)
Purchases of intangible assets	(370)	—	(370)	—
Proceeds from repayment of note	27	38	110	38
Cash paid for acquisitions	—	(156)	(54)	(580)

Net cash used in investing activities	(1,377)	(1,946)	(3,002)	(3,462)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	161	541	897	887
Minimum tax withholding on restricted stock awards	(13)	(87)	(110)	(149)

Net cash provided by financing activities	148	454	787	738

Effect of exchange rate changes on cash and cash equivalents	74	—	47	—
Net change in cash and cash equivalents	(6,240)	4,874	(3,027)	12,436
Cash and cash equivalents, beginning of period	37,868	27,721	34,655	20,159

Cash and cash equivalents, end of period	$31,628	$32,595	$31,628	$32,595

Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in accrued machinery and equipment purchases	$126	$—	$(117)	$—
Conversion of accounts receivable to note receivable	$228	$—	$228	$330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
     Cardiac Science Corporation (the “Company”) develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph devices (“ECG/EKG”), cardiac stress testing treadmills and systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. The Company sells a variety of related products and consumables, and provides a portfolio of training, maintenance, and support services. The Company is the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and is headquartered in Bothell, Washington. The Company distributes its products in nearly 100 countries worldwide, with operations in North America, Europe, and Asia.
      Basis of Presentation
     The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets U.S. generally accepted accounting principles (“U.S. GAAP”) that the Company follows to ensure it consistently reports its financial position, results of operations, and cash flows. References to U.S. GAAP issued by the FASB in the Company’s notes to its unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and has conformed its unaudited condensed financial statements and related notes to the Codification for the three and nine month periods ended September 30, 2009. For further discussion of the Codification, see “FASB Codification Discussion” in Part I — Item 2 of this Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The condensed consolidated financial statements present the financial condition and results of operations of the Company on a consolidated basis. All intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet dated September 30, 2009, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2009 and 2008 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2008 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report.
     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company for the interim periods presented, have been made. The results of operations for such interim periods are not necessarily indicative of the results for the full year or any future period. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair statement of the information for each period contained therein. Certain reclassifications have been made to prior periods to conform to the current period presentation. Specifically, effective January 1, 2009, we adopted authoritative guidance on noncontrolling interests issued by the FASB in December 2007. The guidance requires, among other things, that noncontrolling interests be separately presented as a component of equity on the condensed consolidated balance sheets, and applied prospectively with the exception of presentation and disclosure requirements. As a result of the adoption of guidance, we have reclassified $545,000 of minority interests previously classified in the mezzanine section (after total liabilities and before shareholders’ equity) as of December 31, 2008 to noncontrolling interests within “Equity” on our unaudited condensed consolidated balance sheets. We have also modified the format of the unaudited condensed consolidated statements of operations to conform to the disclosure requirements of this guidance for all periods presented. The presentation and disclosure requirements have been retrospectively applied for all periods presented. See Note 4 for further discussion on the adoption of this guidance.
     Use of Estimates
     The preparation of the condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include costs associated with the AED field initiative (“field initiative” or “initiative”), collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the valuation of stock awards, the fair value of patent rights, intra-period tax allocation, legal and other contingencies, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined to be necessary.
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
     The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Cardiac Science Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2009	2008	2009	2008

Numerator:
Net income (loss) attributable to Cardiac Science Corporation	$(66,546)	$2,478	$(69,190)	$6,818

Denominator:
Weighted average shares for basic calculation	23,368,778	22,892,161	23,209,181	22,840,524
Incremental shares from employee stock options, non-vested stock awards and ESPP	—	520,881	—	561,487

Weighted average shares for diluted calculation	23,368,778	23,413,042	23,209,181	23,402,011

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net income (loss) per share attributable to Cardiac Science Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Antidilutive shares issuable upon exercise of stock options	3,117,503	2,408,583	3,117,503	2,451,399
Antidilutive shares issuable upon exercise of warrants	211,276	245,109	212,276	246,109
Antidilutive shares related to non-vested stock awards and ESPP	915,377	391,967	915,377	308,544

Total	4,244,156	3,045,659	4,245,156	3,006,052

     Customer and Vendor Concentrations
     For the three and nine month periods ended September 30, 2009, the Company did not have a single customer which comprised more than 10% of total revenue during these periods. During the three and nine month periods ended September 30, 2008, revenues generated from Nihon Kohden Corporation (“Nihon Kohden”) accounted for 24% and 19%, respectively, of total revenues during these periods.
     For the three month period ended September 30, 2009, the Company did not have a single vendor which comprised more than 10% of purchases during this period. For the three month period ended September 30, 2008 the Company had one vendor which accounted for 18% of purchases during this period. For the nine month periods ended September 30, 2009 and 2008, this same vendor accounted for 13% and 17%, respectively, of purchases during these periods. Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.

     Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends ASC Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. If prospective adoption is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. Earlier adoption is permitted. If a reporting entity elects early adoption on a prospective basis, and the period of adoption is not the beginning of the reporting entity’s fiscal year, the requirements are applied retrospectively to the beginning of the fiscal year. Reporting entities that early adopt at an interim period with retrospective application to the beginning of the year would be required to disclose, at a minimum, the changes from the retrospective application on revenue, income before income taxes, net income, earnings per share, and the effects of the change for the appropriate captions presented in those previously reported interim periods. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however the Company is uncertain whether the impact will be material, and has not determined if it will adopt the ASU prior to January 1, 2011. The Company is continuing to evaluate this ASU as of September 30, 2009.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition” . Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company, with earlier application permitted. The transition and disclosure requirements for this ASU are the same as ASU 2009-13. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however the Company is uncertain whether the impact will be material and has not determined if it will adopt the ASU prior to January 1, 2011. The Company is continuing to evaluate this ASU as of September 30, 2009.
2. AED Field Initiative
     At the end of the second quarter of 2009, the Company had voluntarily ceased shipments of certain of its AED products due to two instances the Company became aware of involving the failure of AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED products. On August 10, 2009, the Company resumed production and shipments of the AED products after implementing a more stringent process to test for defects in the component at issue. As a result of the implementation of this more stringent testing process, the Company believes that all products shipped after August 10, 2009 are unaffected by this quality issue. Substantially all of the orders received prior to and during the period of time in which the Company was not shipping its AED products were fulfilled and shipped to customers as of September 30, 2009.
      During the third quarter of 2009, the Company conducted a thorough review and analysis of the potential for certain of its AED products shipped prior to August 10, 2009 to fail to perform a rescue due to the component issue described above. The Company determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. The Company also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. The Company’s analysis showed that the probability that an AED would fail to deliver therapy as a result of a malfunction of the component was remote (approximately 0.0013%). While this failure rate is extremely low, the Company intends to undertake a field initiative to enhance the reliability of the affected AED units in the field. The Company is in the process of finalizing the scope and details of the field initiative, as well as certain other matters affecting its AED products currently under consideration, with the Food & Drug Administration (“FDA”) and other stakeholders.
     Because the Company has determined that the field initiative is probable, it has taken a charge of $18,500,000 in the three month period ended September 30, 2009 reflecting the estimated costs associated with implementing the initiative.

This charge is included in cost of revenues in the condensed consolidated statement of operations and a corresponding liability has been recorded on the balance sheet. The cost of this initiative is an estimate. The actual costs incurred by the Company to implement the field initiative could vary significantly based on an number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by the Company to carry out any field updates involved in the initiative, the customer response rate in implementing any field updates involved in the process and the level of required follow up with customers, the extent to which we may rely on third parties to carry out the field initiative and associated costs, and the length of time and other resources required to complete the field initiative, among others. Moreover, the Company cannot be certain whether its proposed plan to address the component issue described above will be acceptable, or whether it may need to address other issues relating to the reliability of AED products in the field, until it concludes discussions with the FDA and other stakeholders, and may need to take different or additional actions than anticipated depending on the outcome of those discussions.
     Although the estimated cost of the field initiative the Company intends to implement has been charged to the income statement and recorded as a liability on the balance sheet in the third quarter of 2009, the Company expects that the majority of the funds needed to carry out the initiative will be expended in 2010, and in particular the second half of 2010, which will likely have a negative impact on cash flows during the second half of 2010 and possibly later periods. Further, as a result of this charge, the Company also considered the impact the field initiative could have on the carrying value of indefinite lived intangible assets or other long lived assets including property and equipment and amortizable intangible assets, or the realizability of its inventories as of September 30, 2009. Based on the Company’s analysis, it was determined that no additional adjustments were required to be made to the carrying value of these assets as of September 30, 2009. The Company does not expect the proposed field initiative to materially affect its AED manufacturing, shipping schedules, or service and support to current or new customers, although it can provide no assurance to that effect. Moreover, the proposed field initiative and attendant publicity could negatively impact market perceptions of the quality of its AED products, leading to declines in sales of its AEDs that could materially adversely affect the Company’s financial condition and results of operations. Cash expenditures associated with the AED field initiative will negatively impact our cash balances in 2010, which may require us to curtail some of our growth initiatives in 2010. A reduction in our ability to carry out our growth initiatives may negatively impact our revenues in 2010 and later periods.
     The results of the Company’s evaluation of the component issue described herein and any responsive actions taken by the Company are subject to significant uncertainty. The Company’s policy is to assess the likelihood of any potential field initiative or other corrective actions, as well as ranges of possible or probable costs associated with such activities, when appropriate. A determination of the amount of the liability required for this or other contingencies is made after an analysis of each known issue. A liability is recorded and charged to cost of revenues if and when the Company determines that a loss is probable and the amount of the loss can be reasonably estimated. Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable.
3. Commitments and Contingencies
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
     Other Commitments
     As of September 30, 2009, the Company had purchase obligations of approximately $31,533,000 consisting of outstanding purchase orders issued in the normal course of business.
4. Equity and Comprehensive Income (Loss)
     The Company reports its noncontrolling interests in consolidated subsidiaries and joint ventures (previously referred to as “minority interests”) as a component of equity in the Company’s unaudited condensed consolidated balance sheets separate from the parent’s equity. Transactions that do not result in the deconsolidation of the subsidiary are recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership, or a deconsolidation of the subsidiary, are recorded in net income (loss) with the gain or loss measured at fair value.
     For the Company, components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects, if applicable, and translation gains and losses related to consolidation of financial statements from foreign subsidiaries and joint ventures.

     The following tables reflect the changes in equity attributable to both Cardiac Science Corporation and the noncontrolling interests of the subsidiaries in which the Company has a majority, but not total, ownership interest for the three and nine month periods ended September 30, 2008 and 2009, respectively:

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity

Equity at June 30, 2008	$232,927	$298	$233,225
Comprehensive income:
Net income	2,478	86	2,564
Unrealized gains on available for sale securities, net of related tax of ($26)	44	—	44
Foreign currency translation adjustments	(70)	—	(70)

Comprehensive income	2,452	86	2,538
Stock-based transactions	922	—	922

Equity at September 30, 2008	$236,301	$384	$236,685

Equity at June 30, 2009	$131,274	$869	$132,143
Comprehensive income (loss):
Net income (loss)	(66,546)	135	(66,411)
Unrealized losses on available for sale securities	(213)	—	(213)
Foreign currency translation adjustments	75	31	106

Comprehensive income (loss)	(66,684)	166	(66,518)
Stock-based transactions	832	—	832

Equity at September 30, 2009	$65,422	$1,035	$66,457

Equity at December 31, 2007	$227,271	$127	$227,398
Comprehensive income:
Net income	6,818	257	7,075
Unrealized losses on available for sale securities, net of related tax of$0	(2)	—	(2)
Foreign currency translation adjustments	(60)	—	(60)

Comprehensive income	6,756	257	7,013
Stock-based transactions	2,274	—	2,274

Equity at September 30, 2008	$236,301	$384	$236,685

Equity at December 31, 2008	$131,703	$545	$132,248
Comprehensive income (loss):
Net income (loss)	(69,190)	476	(68,714)
Unrealized gains on available for sale securities	161	—	161
Foreign currency translation adjustments	48	14	62

Comprehensive income (loss)	(68,981)	490	(68,491)
Stock-based transactions	2,700	—	2,700

Equity at September 30, 2009	$65,422	$1,035	$66,457

5. Segment Reporting
     The Company is required to disclose selected information about operating segments to be reported in interim financial reports filed with the SEC. The Company also reports related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.
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
     The following table summarizes revenues by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Defibrillation products	$21,646	$34,071	$61,413	$92,371
Cardiac monitoring products	13,000	15,316	40,151	48,613
Service	4,238	4,619	13,098	14,113

Total	$38,884	$54,006	$114,662	$155,097

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Domestic	$27,099	$31,166	$79,189	$94,707
Foreign	11,785	22,840	35,473	60,390

Total	$38,884	$54,006	$114,662	$155,097

     Foreign revenue includes $3,080,000 and $12,889,000 attributed to Nihon Kohden in Japan for the three months ended September 30, 2009 and 2008, respectively and $7,894,000 and $29,797,000 for the nine months ended September 30, 2009 and 2008, respectively. On June 15, 2009, the Company notified Nihon Kohden, its distributor of AED’s in Japan, that its exclusive OEM Supply Purchase Agreement dated effective as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. The Company elected to terminate the OEM Agreement in order to explore alternative means of distributing its AED products in Japan, which may or may not include further collaboration with Nihon Kohden.
     Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.
6. Restructuring Costs
     On January 14, 2009, the Company announced the implementation of a restructuring plan which included a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure and become more flexible and efficient in operations. Additionally, as the Company has established a historical practice of providing similar termination benefits, it was determined that the restructuring plan was an ongoing benefit arrangement, rather than a one-time termination benefit. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 as management, having the appropriate authority, determined the amount of benefits were probable and estimable as of December 31, 2008.
The liability for the severance charges was included in accrued liabilities at December 31, 2008 and there are no remaining liabilities related to these severance charges as of September 30, 2009.

7. Inventories
     Inventories are valued at the lower of cost, on an average cost basis, or market and were comprised of the following:

	September 30,	December 31,
(in thousands)	2009	2008

Raw materials	$19,686	$20,871
Finished goods	6,325	3,821

Total inventories	$26,011	$24,692

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
8. Intangible Assets
     The following table sets forth the balances of intangible assets at September 30, 2009 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		189	—	189

Total intangible assets not subject to amortization		14,969	—	14,969

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(7,064)	1,586
Cardiac Science developed technology	8 years	11,330	(5,783)	5,547
Burdick distributor relationships	10 years	1,400	(945)	455
Burdick developed technology	7 years	860	(829)	31
Patents and patent applications	5-10 years	1,330	(945)	385
Patent rights	13 years	7,000	(1,301)	5,699

Total intangible assets subject to amortization		30,570	(16,867)	13,703

Total		$45,539	$(16,867)	$28,672

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2009	$3,957
2010	3,258
2011	2,104
2012	2,102
2013	1,483
Thereafter	3,410
9. Credit Facility
     The Company has a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets are pledged as collateral for the line of credit. This line of credit bears interest, based on our quarterly adjusted EBITDA, at the lender’s prime rate or LIBOR plus 1.75%. At September 30, 2009 and 2008 the Company did not have any borrowings under this, or any other, line of credit. This line of credit expires on January 31, 2010.

10. Warranty Liability
     Changes in the warranty liability for the nine months ended September 30, 2009 were as follows:

Nine months ended
(in thousands)	September 30, 2009

Warranty liability, beginning of the period	$3,796
Charged to product cost of revenues, net	2,114
Warranty expenditures	(2,049)

Warranty liability, end of the period	$3,861

11. Stock-Based Compensation Plans
     The Company maintains several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants. The Company also has an Employee Stock Purchase Plan (“ESPP”).
     Effective January 1, 2006, upon adoption of authoritative guidance issued by the FASB in December 2004 related to share-based payments, including additional subsequent authoritative guidance issued by the FASB relating to transition elections in accounting for the tax effects of share-based payments, the Company determined that a hypothetical additional paid in capital pool (“APIC pool”) related to previously granted non-qualified stock options and non-vested stock awards did not exist. Incentive stock options do not give rise to deferred tax assets at the time the related stock compensation expense is recorded as a current tax expense. However, if such options become disqualifying dispositions, the tax benefit associated with the exercise or sale of incentive stock options is recorded as a component of the periods total tax expense or benefit (discrete benefit). The impact of incentive stock options is considered when evaluating the Company’s hypothetical APIC pool.
     Deferred tax assets are recorded to the extent the Company recognizes book expense for non-qualified stock options and non-vested stock awards. These deferred tax assets are reduced at the time stock options are exercised and non-vested stock awards vest. Upon exercise of an option or vesting of a stock award, the Company will compare the recorded deferred tax asset related to these instruments to the tax benefit that will be received, if any. If the recorded deferred tax asset incurred exceeds the tax benefit to be received (a tax deficiency), the Company will record income tax expense in the period it occurs for the difference. Alternatively, if the tax benefit related to non-qualified stock options or non-vested stock awards exceeds the recorded deferred tax asset (excess tax benefit), the Company will first apply this excess tax benefit against any previously recorded tax deficiencies incurred during the current year, and the remaining amount will be included in the Company’s hypothetical APIC pool and used to offset future tax deficiencies in the current year, if any. Any excess tax benefits remaining at the end of the current year would be available to offset tax deficiencies in future years.
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options plans:
Volatility	55.0%	47.9%	53.8%	48.3%
Expected term (years)	6.00	6.25	6.50	6.25
Risk-free interest rate	3.1%	3.6%	2.6%	3.5%
Expected dividend yield	—	—	—	—
Fair value of options granted	$1.66	$4.89	$2.11	$4.45

Employee stock purchase plan:
Volatility	40.0%	27.0%	40.0%	27.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	2.1%	4.5%	2.1%	4.5%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$1.73	$2.01	$1.73	$2.01

Non-vested stock:
Fair value of non-vested stock awards granted	$3.04	$9.55	$4.05	$9.05

     The Company estimates the expected term of share options. The expected term of options is based on an evaluation of the historical stock option exercise behavior of employees including employee post-vesting termination exercises by former employees.
     The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of September 30, 2009:

Outstanding shares — 2002 Plan	2,303,595
Outstanding shares — 1997 Plan	814,062
Stock options available for grant	377,784
Outstanding non-vested stock awards	825,402
ESPP shares available for issuance	803,971

Total common shares reserved for future issuance	5,124,814

     2002 Plan — The Company’s 2002 Stock Incentive Plan (the“2002 Plan”) was established by Quinton Cardiology Systems, Inc. (“Quinton”) in 2002 and was assumed by the Company in connection with the 2005 merger transaction between Quinton and Cardiac Science, Inc. (“CSI”). The 2002 Plan allows the Company to issue awards of incentive or nonqualified stock options, shares of common stock or units denominated in common stock (including non-vested stock awards), all of which may be subject to restrictions. The 2002 Plan authorizes annual increases in shares for issuance equal to the lesser of (i) 526,261 shares, (ii) 3% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not issued will continue to be included in the aggregate number of shares available for future issuance.
     The following table summarizes information about the 2002 Plan option activity during the three and nine month periods ended September 30, 2009:

Shares
Subject to
Options
Outstanding, December 31, 2008	2,063,065
Granted	160,000
Exercised	(32,508)
Forfeited or expired	(26,675)

Outstanding, March 31, 2009	2,163,882
Granted	610,000
Exercised	(159,363)
Forfeited or expired	(333,605)

Outstanding, June 30, 2009	2,280,914
Granted	90,000
Exercised	(1,227)
Forfeited or expired	(66,092)

Outstanding, September 30, 2009	2,303,595

Exercisable, September 30, 2009	1,232,587

     Non-vested Stock Awards — As part of the 2002 Plan, the stock award program offers employees the opportunity to earn shares of the Company’s stock over time, rather than options that give employees the right to purchase stock at a set price. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.

     The following table summarizes information about the non-vested stock award activity during the three and nine months ended September 30, 2009:

Shares
Non-vested balance, December 31, 2008	388,002
Granted	24,853
Vested	(95,124)
Forfeited	(34,074)

Non-vested balance, March 31, 2009	283,657
Granted	579,271
Vested	(10,806)
Forfeited	(7,058)

Non-vested balance, June 30, 2009	845,064
Granted	13,073
Vested	(20,578)
Forfeited	(12,157)

Non-vested balance, September 30, 2009	825,402

     1997 Plan — The Company’s 1997 Stock Option/Stock Issuance Plan (the “1997 Plan”) was established by CSI in 1997 and was assumed by the Company in connection with the 2005 merger transaction between Quinton and CSI. The 1997 Plan provided for the granting of incentive or nonqualified stock options to employees of the Company, including officers, and nonqualified stock options to employees, including officers and directors of the Company, as well as to certain consultants and advisors. Shares authorized under the 1997 Plan are subject to adjustment upon the occurrence of certain events, including, but not limited to, stock dividends, stock splits, combinations, mergers, consolidations, reorganizations, reclassifications, exchanges, or other capital adjustments. The 1997 Plan expired in 2007. Accordingly, no future grants are allowed under the 1997 Plan. Previous awards under the 1997 Plan will continue to be outstanding until they are exercised, expire or are forfeited.
     The following table summarizes information about the 1997 Plan option activity during the three and nine months ended September 30, 2009:

Shares
Subject to
Options
Outstanding, December 31, 2008	836,312
Forfeited or expired	—

Outstanding, March 31, 2009	836,312
Forfeited or expired	(22,250)

Outstanding, June 30, 2009	814,062
Forfeited or expired	—
Outstanding, September 30, 2009	814,062

Exercisable, September 30, 2009	797,656

     Employee Stock Purchase Plan — The Company has an ESPP which was established by Quinton in 2002 and was assumed by the Company in connection with the 2005 merger transaction between Quinton and CSI. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of the Company’s common stock may presently be purchased by employees at three month intervals at 85% of the fair market value on the first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period and not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.

     The Company issued 42,731 and 21,249 shares of common stock during the three months ended September 30, 2009 and 2008, respectively, and 120,435 and 65,778 shares of common stock during the nine months ended September 30, 2009 and 2008, respectively in connection with the ESPP and received total proceeds of $115,000, $152,000, $372,000 and $470,000, respectively.
12. Income Taxes
     In connection with the merger of Quinton and CSI in 2005, and at the end of 2004, deferred tax assets were recognized on the Company’s balance sheet. As of June 30, 2009 and December 31, 2008, the Company had recorded total net deferred tax assets of $38,414,000 and $36,818,000, respectively. The deferred tax assets primarily represent the income tax benefit of U.S. net operating loss (“NOL”) and credit carryforwards of Quinton and CSI from prior periods. All of the recorded deferred tax assets were domestic and no deferred taxes had been recorded for the Company’s foreign operations.
     The Company’s accounting policy is to evaluate its ability to utilize its deferred tax assets in future periods and, in compliance with authoritative guidance, records any resulting adjustments that may be required to deferred income tax expense. If the Company determines, based on its assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration among other things existing deferred tax liabilities and future forecasted taxable income, that it is more likely than not that it will not realize all or a portion of the deferred tax assets, the Company will record a valuation allowance against deferred tax assets. The Company uses its judgment to determine any valuation allowance recorded against net deferred tax assets. Factors considered in making such an assessment include, but are not limited to past performance, including recent history of operating results on a GAAP basis, recent history of generating taxable income, history of recovering net operating loss carryforwards for tax purposes and expectations of future taxable income, both considering past history in predicting future results and considering current macroeconomic conditions and issues facing the Company’s industry and its customers.
     The weight of evidence placed on increasing cumulative losses and changes in forecasted near-term results is greater than the evidence of the Company’s historical profitability prior to the current economic environment and management’s projections that sufficient taxable income will be generated within the 20 year carryforward period allowed by current federal tax regulations.
     Based on the Company’s evaluation of its recent cumulative book losses, including the unfavorable impact of the AED field initiative described in Note 2, as well as giving consideration to uncertainty regarding estimates of future profitability, the Company concluded that an increase to its valuation allowance was required at September 30, 2009 to reduce gross deferred tax assets to an amount that is more likely than not to be realized. The increase to the valuation allowance recorded was a charge of $43,950,000 and is included in income tax expense on the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009. As of September 30, 2009, after consideration of the valuation allowance recorded against gross deferred tax assets, the condensed consolidated balance sheet includes a noncurrent deferred tax liability of $5,376,000 relating primarily to indefinite-lived intangible assets acquired from Quinton and CSI that are not expected to reverse unless the related assets become amortizable or are impaired in future periods. As a result of recording the increase to the valuation allowance, the Company effectively has not recognized a deferred tax benefit for domestic losses incurred during the three and nine month periods ended September 30, 2009. If in future periods the Company generates taxable income, then the valuation allowance may be released in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, the Company will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and will increase the recorded valuation allowance for any such additional losses. The increase to the Company’s valuation allowance does not impact its overall cash or liquidity positions.
     Income tax expense of $43,923,000 and $42,563,000 for the three and nine month periods ending September 30, 2009, which is primarily comprised of the noncash charge to increase the valuation allowance against deferred tax assets, also includes components of current tax expense and benefits for U.S. federal, state, and foreign taxes. The Company expects to record additional tax expense in the quarter ending December 31, 2009 primarily relating to its foreign operations, which generally are forecasted to be marginally profitable on a book and taxable basis.
     Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of September 30, 2009 and December 31, 2008. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At September 30, 2009 and December 31, 2008, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the NOL carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.

13. Derivatives
     The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages through the use of forward foreign exchange contracts. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on certain assets or liabilities denominated in a currency other than the functional currency of the Company or its subsidiaries. Currently, these forward foreign exchange contracts do not qualify for derivative hedge accounting. The Company uses forward foreign exchange contracts to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company and its subsidiaries primarily to hedge foreign denominated accounts receivable and foreign denominated intercompany payables. These contracts do not contain any credit-risk-related contingent features.
     The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. In addition, the contracts are limited to a time period of less than one year, generally three months or less.
     During the three and nine months ended September 30, 2008, the Company had no material realized or unrealized gains or losses on these forward foreign exchange contracts. During the three month and nine month periods ended September 30, 2009 these forward foreign exchange contracts resulted in net realized losses of $0.1 million and $0.1 million, respectively. The realized gains and losses were partially offset by realized and unrealized gains and losses on foreign denominated accounts receivable and foreign cash holdings in the same periods. Realized gains and losses related to forward foreign exchange contracts are recorded in other income (loss), net and the assets and liabilities for these contracts are recorded in prepaid and other assets and accrued liabilities. The Company had no forward foreign exchange contracts as of September 30, 2009.
14. Fair Value Measurement
     Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entities own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no changes to the valuation techniques during the three and nine months ended September 30, 2009.
     The Company’s assets and liabilities are carried at fair value and are recorded on the balance sheet in cash equivalents, forward foreign exchange contracts and investments in unconsolidated entities. The Company’s cash equivalents are comprised primarily of investments in money market funds and the Company’s investments in unconsolidated entities are comprised primarily of investments in equity securities of unrelated entities that are traded in active markets.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

	Total carrying	Quoted prices in
	value at	active markets
(in thousands)	September 30, 2009	(Level 1)
Assets:
Cash equivalents	$23,615	$23,615
Investments in unconsolidated entities	$585	$585
15. Subsequent Events

     Subsequent events have been evaluated through November 9, 2009, the date the condensed consolidated financial statements were issued.
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
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “10-K”), Part II — Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2009 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects, results of operations and financial condition.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 16, 2009, as well as those included in Part II — Item IA of our Quarterly Report on form 10-Q filed with the SEC on August 10, 2009 and Part II-Item 1A, “Risk Factors” herein.
     Business Overview
     We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph devices (“ECG/EKG”), cardiac stress testing treadmills and systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, vital signs monitors and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart®, and Quinton® brands and are headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, we have operations in North America, Europe, and Asia.
     Critical Accounting Estimates and Policies
     The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets U.S. generally accepted accounting principles (“U.S. GAAP”) that we follow consistently to ensure we consistently report our financial position, results of operations, and cash flows. Over the years, the FASB and other designated GAAP-setting bodies have issued standards in the form of FASB Statements, Interpretations, FASB Staff Positions, EITF Consensuses, AICPA Statement of Positions, etc. On July 1, 2009, the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC” was released. The Codification does not change how we account for our transactions or the nature of related disclosures. However when referring to guidance issued by the FASB, we refer to topics in the Codification rather than specific guidance issued by one of standard setting bodies noted above.
     The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and has conformed its financial statements and related notes to the Codification for the three and nine month periods ended September 30, 2009.

     To prepare financial statements that conform with U.S. GAAP, we must select and apply accounting policies and make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our accounting estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     There are certain critical accounting estimates that we believe require significant judgment in the preparation of our condensed consolidated financial statements. We consider an accounting estimate to be critical if it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making the estimate, and changes in the estimate or different estimates that we reasonably could have selected would have had a material impact on our financial position or results of operations.
     AED Field Initiative. We address potential quality issues with our products on a regular basis as part of our quality system. To the extent a product issue is identified that could adversely affect a product’s ability to function as designed, we could voluntarily, or be required to, implement a field initiative or other type of corrective action to remedy a potential quality issue with our products. The costs associated with any such activities, including those costs associated with the AED field initiative disclosed in Note 2 to the unaudited condensed consolidated financial statements and notes included elsewhere in this report, are estimates and could vary materially depending on a number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the method in which we are able to perform the field initiative, the customer response rate in addressing the field initiative , the level of reliance on and costs associated with third party assistance, if any, the length of time and other resources required to complete the field initiative, among others.
     Deferred Tax Assets and Income Taxes. As part of the process of preparing our condensed consolidated financial statements, we are required to account for our income taxes. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the statement of operations. We use our judgment to determine our provision or benefit for income taxes, and in our evaluation of the need for a valuation allowance recorded against our net deferred tax assets. During the third quarter of 2009, we evaluated the expected realization of our deferred tax assets and determined a valuation allowance was required. During the three months ended September 30 2009, we recorded a non cash charge to income tax expense of $44.0 million to increase the valuation allowance against our deferred tax assets.
     Factors we consider in making such an assessment include, but are not limited to past performance, including our recent history of operating results on a U.S. GAAP basis, our recent history of generating taxable income, our history of recovering net operating loss carryforwards for tax purposes and our expectation of future taxable income, both considering our past history in predicting future results and considering current macroeconomic conditions and issues facing our industry and customers.
     Stock-Based Compensation. We account for stock-based compensation in accordance with FASB ASC Topic 718 “Compensation- Stock Compensation” and other authoritative literature issued by the SEC. Under the fair value recognition provisions of this guidance, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
     Goodwill. During the fourth quarter of 2008, we wrote-off the entire balance of previously acquired goodwill which totaled $107.7 million and as of September 30, 2009 and December 31, 2008 we had no goodwill recorded on our condensed consolidated balance sheets. Previously recorded goodwill represented the excess of cost over the estimated fair value of net assets acquired in connection with our acquisitions of Spacelabs Burdick, Inc. (“Burdick”) in 2003 and the merger transaction between Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc (“CSI”) in 2005. We tested goodwill for impairment on an annual basis, and between annual tests in certain circumstances, for our single reporting unit identified for purposes of goodwill impairment testing. Our reporting unit consists of general cardiology products and services. Application of the goodwill impairment test required judgment, including the identification of our reporting unit and significant assumptions related to the fair value of the reporting unit, including estimates of future cash flows, determination of appropriate discount rates, an applicable control premium and other assumptions.
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
     Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We perform a detailed analysis of our inventories on a quarterly basis, or more frequently should circumstances arise. Such circumstances could include, but would not be limited to, changes in a product bill of material due to design or quality improvements, product failures related to faulty or defective materials, decisions regarding product life cycles, and our ability to sell refurbished products, among others. Our quarterly analysis is performed to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of sales, and thus could have a material impact on the financial statements as a whole.
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
     Software Revenue Recognition. We account for the licensing of software in accordance with FASB ASC Subtopic 605-985 “Revenue Recognition — Software”. The application of this guidance requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers may receive certain elements of our products over a period of time. These elements include post-delivery telephone support and the right to receive unspecified upgrades/enhancements (on a when-and-if available basis), the fair value of which is recognized over the service period. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements could materially impact the amount of earned and unearned revenue.

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
Results of Operations
     Summary of Results for the Three and Nine Months Ended September 30, 2009
•	In late June 2009, we implemented a voluntary ship-hold related to certain of our AED products. We resumed shipments of our AED products on August 10, 2009 and we were able to fulfill substantially all orders received prior to, and throughout the duration of our ship-hold, as of September 30, 2009.

•	We generated revenue of $38.9 million in the three months ended September 30, 2009, a decrease of approximately 28% compared to the three month period ended September 30, 2008.

•	Defibrillation revenue declined by approximately $12.4 million or 37% in the three months ended September 30, 2009 as compared to the three month period ended September 30, 2008, due primarily to reduced shipments to our Japanese OEM distribution partner, Nihon Kohden Corporation (“Nihon Kohden”).

•	We generated revenue of $114.7 million in the nine months ended September 30, 2009, a decrease of approximately 26% compared to the nine month period ended September 30, 2008, which included a decline of 34% in defibrillation products revenue due primarily to reduced shipments to Nihon Kohden.

•	We recorded a charge of $18.5 million during the three month period ended September 30, 2009 related to estimated costs associated with a field initiative of approximately 300,000 of our AED products shipped between June 2003 and June 2009.

•	We recorded an increase to the valuation allowance against our deferred tax assets resulting in a non cash charge of $44.0 million to income tax expense during the three month period ended September 30, 2009.

•	We incurred a net loss per diluted share attributable to Cardiac Science Corporation of $2.85 and $2.98 for the three and nine months ended September 30, 2009 compared to diluted earnings per share attributable to Cardiac Science Corporation of $0.11 and $0.29 for the three and nine months ended September 30, 2008.

•	We used cash from operations of $5.1 million and $0.9 million for the three and nine months ended September 30, 2009 compared to cash provided by operations of $6.4 million and $15.2 million for the three and nine months ended September 30, 2008.
     Looking Forward
     There are a number of factors that may negatively affect revenue levels in future periods, including the potential for a voluntary or mandated cessation of shipments related to quality and/or regulatory matters that could be associated with future production of our products. At the end of the second quarter of 2009, we voluntarily ceased shipments of certain of our AED products due to two instances we became aware of involving the failure of AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED products. On August 10, 2009, we resumed production and shipments of the AED products after implementing a more stringent process to test for defects in the component at issue. As a result of the implementation of this more stringent testing process, we believe that all products shipped after August 10, 2009 are unaffected by this quality issue. Substantially all of the orders received prior to and during the period of time in which we were not shipping AED products were fulfilled and shipped to customers as of September 30, 2009.
     During the third quarter of 2009, we conducted a thorough review and analysis of the potential for certain of our AED products shipped prior to August 10, 2009 to fail to perform a rescue due to the component issue described above. We determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. We also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. Our analysis showed that the probability that an AED would fail to deliver therapy as a result of a malfunction of the component was extremely low (approximately 0.0013%). While this failure rate is extremely low, we intend to undertake a field initiative to enhance the reliability of the affected AED units in the field. We are in the process of finalizing the scope and details of the field initiative, as well as certain other matters affecting its AED products currently under consideration, with the Food & Drug Administration (“FDA”) and other stakeholders.
     Because we have determined that the field initiative is probable, we have taken a charge of $18.5 million in the three month period ended September 30, 2009 reflecting the estimated costs associated with the initiative. This charge is included in cost of revenues in the condensed consolidated statement of operations and a corresponding liability has been recorded on the balance sheet. The cost of this initiative is an estimate. The actual costs we incur to implement the field initiative could vary greatly based on an number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to carry out any field updates involved in the initiative, the customer response rate in implementing any field updates involved in the process and the level of required follow up with customers, the extent to which we may rely on third parties to carry out the field initiative and associated costs, and the length of time and other resources required to complete the field initiative, among others. Moreover, we cannot be certain whether our proposed plan to address the component issue described above will be acceptable, or whether we may need to address other issues relating to the reliability of AED products in the field, until we conclude our discussions with the FDA and other stakeholders. We may need to take different or additional actions than anticipated depending on the outcome of those discussions.
      Although the estimated cost of the proposed field initiative has been charged to the income statement and recorded as a liability on the balance sheet in the third quarter of 2009, we expect that the majority of the funds needed to carry out the initiative will be expended in 2010, and in particular the second half of 2010, which will likely have a negative impact on cash flows during the second half of 2010 and possibly later periods. Further, as a result of this charge, we also considered the impact the field initiative could have on the carrying value of indefinite lived intangible assets or other long lived assets including property and equipment and amortizable intangible assets, or the realizability of its inventories as of September 30, 2009. Based on our analysis, we determined that no additional adjustments were required to be made to the carrying value of these assets as of September 30, 2009. We do not expect the proposed field initiative to materially affect our AED manufacturing, shipping schedules, or service and support to current or new customers, although we can provide no assurance to that effect. Moreover, the proposed field initiative and attendant publicity could negatively impact market perceptions of the quality of our AED products, leading to declines in sales of our AEDs that could materially adversely affect our financial condition and results of operations. Cash expenditures associated with the AED field initiative will negatively impact our cash balances in 2010, which may require us to curtail some of our growth initiatives in 2010. A reduction in our ability to carry out our growth initiatives may negatively impact our revenues in 2010 and later periods.
     In addition, the significant downturn in the global economy, in particular in the U.S. and Japan, may also continue to negatively affect our revenue levels. AED sales in the U.S. and Japan will likely continue to decline during the remainder of 2009 and may be challenged in 2010 due to weakened global economic conditions. On June 15, 2009, we notified Nihon Kohden Corporation (“Nihon Kohden”), our distributor of AEDs in Japan, that our OEM Supply and Purchase Agreement dated as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. We elected to terminate the OEM Agreement in order to explore alternative means of distributing AED products in Japan, which may or may not include further collaboration with Nihon Kohden. In addition to weak economic conditions in Japan, our operating performance in that market will likely be negatively impacted by Nihon Kohden’s recent introduction of a competing AED product in that market.
      Our cardiac monitoring revenues may continue to be down during the fourth quarter of 2009 as compared to the same period in the prior year. However, we are continuing to develop new products and evaluate strategic alliances in order to enhance our current product mix which we expect will enable us to continue to grow cardiac monitoring revenues over time. On October 20, 2009, we announced an exclusive agreement with Omron Healthcare (“Omron”) to distribute Omron’s vital signs and spot check monitors under the Cardiac Science name in the United States and Canada. If we are unable to successfully distribute the Omron products or if we are unable to introduce new products in the future, our cardiac monitoring revenues could be adversely affected in future periods.
     The factors discussed above relating to revenue will negatively affect our gross profit and gross margin in the near term. Our gross profit and gross margin could be adversely affected in future periods by additional costs associated with the ongoing field initiative, or any other quality issues related to our products that are identified in future periods. In addition, profitability and cash flows in the near future may be adversely affected by the field initiative, as well as other manufacturing inefficiencies, product re-work and testing, and other logistical costs associated with managing the field initiative. Also, in upcoming quarters, we expect to increase expenses associated with regulatory and quality assurance as we upgrade our internal capabilities in these areas and we expect to incur higher research and development and marketing expenses associated with product development initiatives.
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
     Revenues for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2009	2008 to 2009	2008	2009	2008 to 2009	2008

Defibrillation products	$21,646	(36.5%)	$34,071	$61,413	(33.5%)	$92,371
% of revenue	55.7%		63.1%	53.6%		59.6%
Cardiac monitoring products	13,000	(15.1%)	15,316	40,151	(17.4%)	48,613
% of revenue	33.4%		28.4%	35.0%		31.3%
Service	4,238	(8.2%)	4,619	13,098	(7.2%)	14,113
% of revenue	10.9%		8.6%	11.4%		9.1%

Total revenues	$38,884	(28.0%)	$54,006	$114,662	(26.1%)	$155,097

     Revenue from defibrillation products declined by $12.4 million, or 37%, for the three month period ended September 30, 2009 compared to the same period in 2008. Approximately $9.8 million of this decrease was due to reduced AED shipments to our Japanese distribution partner, Nihon Kohden, reflecting reduced demand in Japan as well as Nihon Kohden’s introduction of a competing AED product into this market. The remainder of the decrease in defibrillation revenue was due primarily to the impact of the weak global economy on demand for AEDs.
     Revenue from defibrillation products declined by $31.0 million, or 34%, for the nine month period ended September 30, 2009 compared to the same period in 2008. Approximately $21.9 million of this decrease was due to reduced AED shipments to our Japanese distribution partner and the remainder of the decrease was due primarily to the impact of the weak global economy on demand for our AEDs.
     Revenue from cardiac monitoring products decreased $2.3 million, or 15% for the three month period ended September 30, 2009 compared to the same period in 2008. Revenue from cardiac monitoring products decreased by $8.5 million or 17% for the nine month period ended September 30, 2009 as compared to the same period in 2008. The decreases in cardiac monitoring revenue for both the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year are due primarily to weakness in the worldwide medical products markets as a result of the weakened economy.
     Service revenue for the three and nine month period ended September 30, 2009 decreased 8% and 7%, respectively from the comparable periods in 2008 due primarily to lower AED training and program management services related to declines in AED product sales during these same periods.
     Gross Profit
     Gross profit is revenues less the cost of revenues. Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, amortization of certain intangibles, overhead costs, compensation, including stock-based compensation and other costs related to manufacturing support and logistics, including costs associated with voluntary or required product recalls and/or field updates associated with our products. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenues consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

     Gross profit for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2009	2008 to 2009	2008	2009	2008 to 2009	2008

Products	$17,452	(29.0%)	$24,588	$52,303	(27.1%)	$71,724
% of products revenue	50.4%		49.8%	51.5%		50.9%
AED field initiative	(18,500)	n/m	—	(18,500)	n/m	—
Service	1,143	(25.3%)	1,531	3,722	(18.3%)	4,556
% of service revenue	27.0%		33.1%	28.4%		32.3%

Total gross profit	$95	(99.6%)	$26,119	$37,525	(50.8%)	$76,280

% of total revenue	0.2%		48.4%	32.7%		49.2%
     Total gross profit and gross margins decreased significantly for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008 due to the charge for estimated costs associated with the AED field initiative. Total gross profit also declined as a result of reduced revenues.
     Gross profit from products decreased for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008 due principally to lower sales volumes resulting from weakened conditions in the global economy, including significant declines in gross profit related to sales to Nihon Kohden in the prior year. However, gross margins on product revenue increased slightly for the three and nine month periods ended September 30, 2009 as compared to the same periods in the prior year due primarily to a mix shift within defibrillation products towards higher margin customers due to the decline in sales volumes with our Japanese distribution partner, Nihon Kohden, for which our sales typically had lower margins. Gross profit from products for the three month period ended September 30, 2008 was impacted by a charge of $0.8 million related to the voluntary field corrective action we announced in October, 2008 related to certain AED products. See the “Looking Forward” section above for additional information regarding the impact of possible corrective actions on gross profit in future periods.
     AED field initiative costs of $18.5 million during the three and nine month periods ended September 30, 2009 consist primarily of estimated costs associated with an intended initiative to enhance the reliability of approximately 300,000 AEDs shipped to customers between June 2003 and June 2009. Estimated costs associated with this initiative include development expenses as well as materials, shipping and other logistical costs required to manage the field initiative. There were no similar charges during the three and nine month periods ended September 30, 2008.
     Gross profit from service decreased for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008 due principally to lower service revenues associated with our AED training and program management services related to declines in AED product sales during these same periods.
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

     Operating expenses for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months		Three Months	Nine Months		Nine Months
	Ended		Ended	Ended		Ended
	September 30,	% Change	September 30,	September 30,	% Change	September 30,
(dollars in thousands)	2009	2008 to 2009	2008	2009	2008 to 2009	2008

Research and development	$4,270	4.1%	$4,103	$11,358	(3.4%)	$11,762
% of total revenue	11.0%		7.6%	9.9%		7.6%
Sales and marketing	11,923	(7.8%)	12,934	34,392	(9.9%)	38,170
% of total revenue	30.7%		23.9%	30.0%		24.6%
General and administrative	6,571	28.9%	5,096	18,536	19.1%	15,568
% of total revenue	16.9%		9.4%	16.2%		10.0%

Total operating expenses	$22,764	2.9%	$22,133	$64,286	(1.9%)	$65,500

% of total revenue	58.5%		41.0%	56.1%		42.2%
     The slight increase in research and development expenses for the three month period ended September 30, 2009 from the comparable period in 2008 was due to an increase in outside consulting costs related to the development of new products expected to be released in late 2009 and in 2010 and to one-time severance costs incurred during the period. These higher costs were partially offset by lower employee related costs as a result of the restructuring during the first quarter of 2009.
     The decrease in research and development expenses for the nine month period ended September 30, 2009 from the comparable period in 2008 was due primarily to decreased labor costs resulting from restructuring programs implemented by the Company during the first quarter of 2009 for which estimates were recorded in the fourth quarter of 2008 resulting in lower cost structures during 2009, partially offset by increased consulting and severance costs during the three month period ended September 30, 2009.
     The decrease in sales and marketing expenses for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008 was due in part to lower commissions related to lower total revenues, which decreased 28% and 26%, respectively. In addition, employee related labor and other costs decreased for the three and nine month periods ended September 30, 2009 as a result of efforts to reduce costs and prioritize spending during 2009.
     The increase in general and administrative expenses for the three and nine month periods ended September 30, 2009 from the comparable periods in 2008 was due in part to increases in staffing and professional services in our regulatory affairs and quality assurance functions, as well as higher professional service fees and stock-based compensation relating primarily to the transition of the our former President and Chief Executive Officer.
     Other Income and Expense
     Interest income has decreased significantly in recent quarters as short-term interest rates on the generally conservative securities in which we invest have declined. For the three and nine month periods ended September 30, 2009, we earned insignificant amounts of interest income on our cash equivalents as compared to the same periods in the prior year.
     Other income (loss), net was $0.2 million for the three month period ended September 30, 2009 and was insignificant during the same period in 2008. Other income (loss), net for the three month period ended September 30, 2009 consisted primarily of net foreign currency exchange gains of $0.1 million and income from royalty agreements of $0.1 million. Other income (loss), net for the three month period ended September 30, 2008 consisted primarily of income from royalty agreements, substantially offset by net foreign exchange losses for the period.
     Other income (loss), net was $0.6 million for the nine month period ended September 30, 2009 as compared to $0.1 million during the same period in 2008. Other income (loss), net for the nine month period ended September 30, 2009 consisted primarily of net foreign currency exchange gains of $0.3 million and income from royalty agreements of $0.3 million. Other income (loss), net for the nine month period ended September 30, 2008 consisted primarily of income from royalty agreements, substantially offset by net foreign exchange losses for the period.
     Income Taxes
     During the three months ended September 30, 2009, we recorded income tax expense of $43.9 million related almost entirely to a non cash charge of $44.0 million to increase the valuation allowance on our deferred tax assets. As a result of recording the increase to the valuation allowance, we effectively have not recognized a deferred tax benefit for domestic losses incurred during the three and nine month periods ended September 30, 2009. If in future periods we generate taxable income, then the valuation allowance may be released in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, we will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and will increase the recorded valuation allowance for any such additional losses. We expect to record additional tax expense in the quarter ended December 31, 2009 primarily relating to our foreign operations, which generally are forecasted to be marginally profitable on a book and taxable basis.
     During the three and nine month periods ended September 30, 2008, we recorded an income tax expense of $1.6 million and $4.2 million, respectively.
     Liquidity and Capital Resources

	Three Months		Three Months	Nine Months		Nine Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	September 30, 2009	2008 to 2009	September 30, 2008	September 30, 2009	2008 to 2009	September 30, 2008

Cash provided by (used in) operating activities	$(5,085)	(179.9%)	$6,366	$(859)	(105.7%)	$15,160
Cash used in investing activities	(1,377)	29.2%	(1,946)	(3,002)	13.3%	(3,462)
Cash provided by financing activities	148	(67.4%)	454	787	6.6%	738
Effect of exchange rates on cash and cash equivalents	74		—	47		—

Total change in cash and cash equivalents	$(6,240)	(228.0%)	$4,874	$(3,027)	(124.3%)	$12,436

     Cash used in operating activities of $5.1 million for the three month period ended September 30, 2009 resulted from our net loss of $66.4 million and an increase in accounts receivable of $5.6 million, substantially offset by non-cash items included in net income of $46.3 million and increases in current liabilities, most notably the $18.5 million accrued liability for the AED field initiative, for which cash will be expended in future periods. The increase in accounts receivable was due principally to delayed invoicing and cash collections stemming from our AED product ship-hold, which was lifted on August 10, 2009. We expect this temporary adverse impact on our cash collections to largely reverse in the fourth quarter as shipping, invoicing and cash collections normalize during the period. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. Cash provided by operating activities of $6.4 million for the three month period ended September 30, 2008 resulted from our net income of $2.6 million plus adjustments for net non-cash items included in net income of $3.5 million and a net increase in working capital, excluding cash, of $0.3 million. The net non-cash items included in net income related primarily to depreciation and amortization and stock-based compensation.
     Cash used in operating activities of $0.9 million for the nine month period ended September 30, 2009 resulted from our net loss of $68.7 million, substantially offset by non-cash items included in net income, excluding cash, of $48.8 million and increases in current liabilities, most notably the $18.5 million accrued liability for the AED field initiative, and other working capital fluctuations. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. Cash provided by operating activities of $15.2 million for the nine month period ended September 30, 2008 resulted from our net income of $7.1 million plus adjustments for net non-cash items included in net income, excluding cash, of $10.3 million, partially offset by a net decrease in working capital, excluding cash, of $2.2 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes.
     We anticipate that cash provided by (used in) operations will be down in 2009 as compared to cash provided by operations in 2008 due primarily to anticipated declines in profitability during the current year. However, we expect to generate cash from operations during the fourth quarter of 2009 as our revenues and receivables normalize during the period. Our ability to generate cash during the fourth quarter of 2009 may be adversely affected by the announcement of our AED field initiative, as well as other general business factors such as our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses as well as other factors, such as possible acquisitions, which could use a significant amount of our existing cash and cash equivalents.
     Net cash used in investing activities for the three and nine month periods ended September 30, 2009 consisted primarily of payments for capital expenditures related to investments in information technology and new manufacturing equipment and tooling for products under development. Net cash flows used in investing activities for the three and nine month periods ended September 30, 2008 consisted of payments for capital expenditures related to new manufacturing equipment and tooling for products under development, partially offset by proceeds from maturities of short-term investments.
     Net cash provided by financing activities for the three and nine month periods ended September 30, 2009 and 2008 consisted of proceeds from exercises of stock options and sales of common stock under our employee stock purchase plan less required minimum tax withholdings on restricted stock awards remitted to taxing authorities.

     As of September 30, 2009, our cash and cash equivalents totaled $31.6 million. We anticipate that our existing cash and cash equivalents and future expected operating cash flow will be sufficient to meet operating expenses, working capital requirements, capital expenditures and other obligations, including the AED field initiative, for at least 12 months. We expect costs associated with the AED field initiative will be primarily incurred in the second half of 2010 and possibly after 2010 once the software update is made available to our customers. Additionally, if we continue to generate operating losses and use cash in operations, we may need to reduce costs and obtain additional sources of financing in order to sustain our operations.
     We have a $10.0 million line of credit with Silicon Valley Bank with minimal restrictions on the amount eligible for borrowing. Substantially all of our current assets were pledged as collateral for the line of credit. At September 30, 2009, we did not have any borrowings under this or any other line of credit. This line of credit expires on January 31, 2010. We intend to renew this line of credit prior to its expiration, but we can provide no assurance that the lender will be willing to renew the line of credit, or that another lender will be willing to extend us a line of credit, on similar terms or at all. If we are unable to renew our line of credit, our ability to pursue growth initiatives in 2010 could be significantly constrained due to the impact on our cash balances in 2010 from our implementation of the AED field initiative as well as expected losses in 2010.
     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009 and those included in Part II — Item 1A of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009 (as well as those included in Part II — Item 1A of this Form 10-Q). In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions or business initiatives may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
     Recent Accounting Pronouncements
     In September 2009, the Emerging Issues Task Force (EITF) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends ASC Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. If prospective adoption is elected, it is to be applied to arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Earlier adoption is permitted. If a reporting entity elects early adoption on a prospective basis, and the period of adoption is not the beginning of the reporting entity’s fiscal year, the requirements are applied retrospectively to the beginning of the fiscal year. Reporting entities that early adopt at an interim period with retrospective application to the beginning of the year would be required to disclose, at a minimum, the changes from the retrospective application on revenue, income before income taxes, net income, earnings per share, and the effects of the change for the appropriate captions presented in those previously reported interim periods. We believe the adoption of this ASU may have an impact on our financial position and results of operations, however we are uncertain whether the impact will be material, and we have not determined if we will adopt the ASU prior to January 1, 2011. We are continuing to evaluate this ASU as of September 30, 2009.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition”. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us, with earlier application permitted. The transition and disclosure requirements for this ASU are the same as ASU 2009-13. We believe the adoption of this ASU may have an impact on its financial position and results of operations, however we are uncertain whether the impact will be material and we have not determined if it will adopt the ASU prior to January 1, 2011. We are continuing to evaluate this ASU as of September 30, 2009.
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
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various current legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     We face numerous challenges in implementing a field initiative to address the component issue that led to our AED ship-hold in late June 2009 and our business, financial position and results of operations may be negatively impacted by the costs and other commitments needed to carry out the initiative.
     In late June 2009, we voluntarily ceased shipments of certain of our AED products due to two instances we became aware of involving the failure of our AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED. On August 10, 2009, we resumed production and shipments of the affected AED products after implementing a more stringent process to test for defects in the component at issue. As a result of a thorough review and analysis performed during the third quarter of 2009, we determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. We also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. Although our analysis showed that the probability that an AED would fail to deliver therapy as a result of a malfunction of the component issue was remote, we intend to undertake a field initiative to enhance the reliability of the affected AED units in the field. We are in the process of finalizing the scope and details of the field initiative, as well as certain other matters affecting our AED products currently under consideration, with the Food & Drug Administration (“FDA”) and other stakeholders.
     Our proposed initiative to address the AED component issue that caused us to cease shipments at the end of the second quarter of 2009 is subject to numerous risks and uncertainties, including the following:
•	since we have no experience designing and carrying out a field initiative or other corrective action plan of the magnitude under contemplation, we are likely to encounter challenges that could cause a delay in the implementation of the field initiative or negatively impact its effectiveness;

•	the actual costs to implement the proposed field initiative could exceed the $18.5 million estimate taken as a charge in the third quarter of 2009 due to a variety of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by the Company to carry out any field upgrades involved in the initiative, the customer response rate in implementing any field upgrades involved in the process and the level of required follow up with customers, the extent to which we may rely on third parties to carry out the field initiative and associated costs, and the length of time and other resources required to complete the field initiative, among others;

•	implementation of the proposed field initiative, as well as attendant publicity, may create a negative perception of our AED products in the market, leading to a decline in sales that could materially adversely impact our financial position and results of operations;

•	we will need to devote technical, management, logistics and other resources to the implementation of the proposed field initiative, which could detract from our ability to operate our core business and hinder our ability to carry out initiatives relating to new products or product enhancements;

•	despite implementation of the field initiative, some devices may still fail at a time when they are being used to deliver therapy, which could lead to product liability claims against us that, if successful, could adversely impact our financial position and results of operations or negatively impact the market’s perception of our products;

•	the plan will require the expenditure of significant amounts of cash which, in combination with expected operating losses in 2010, may negatively impact our liquidity or at least constrain our ability to pursue strategic initiatives such as acquisitions, new product development, or other growth initiatives; and

•	the FDA may require us to implement a more costly corrective action plan or recall if it does not concur with our proposed field initiative, in which case our business could be subject to severe disruption and the cost involved could have a material adverse our liquidity.
     With the exception of the risk factors above, there have been no material changes that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009 as well as those included in Part II — Item 1A of our Form 10-Q filed with the Securities and Exchange Commission on August 10, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
10.1*	Form of Separation and Release Agreement dated as of September 17, 2009 between Cardiac Science Corporation and Feroze Motafram.
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management’s contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date: November 9, 2009