Form 10-K
period 2009-12-31
Cardiac Science CORP
filed 2010-03-16
CIK 1323115

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock on June 30, 2009 as reported on the NASDAQ Global Market, was approximately $81,565,474.

The number of shares of the registrant’s Common Stock outstanding at March 8, 2010 was 23,621,445.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive Proxy Statement relating to the registrant’s 2010 annual meeting of shareholders. Such definitive Proxy Statement or an amendment to this Report providing the information required by Part III of this Report shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CARDIAC SCIENCE CORPORATION

2009 FORM 10-K ANNUAL REPORT

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

Overview

We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph devices (“ECG/EKG”), cardiac stress testing treadmills and systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, vital signs monitors and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, Quinton® and Powerheart® brands and are headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, we have operations in North America, Europe, and Asia.

We were incorporated in Delaware on February 24, 2005 as CSQ Holding Company to effect the business combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) pursuant to a merger transaction. The merger was consummated on September 1, 2005 at which time the Company’s name was changed to Cardiac Science Corporation.

Industry Background

The American Heart Association (“AHA”) reports that there are more than 64 million patients in the U.S. with active or developing heart disease. Cardiovascular disease (“CVD”) is the leading cause of death in the U.S. and statistics published by the AHA show that one out of every three Americans has some form of CVD. In 2009, the AHA estimated that as many as 295,000 people in the United States alone die each year from sudden cardiac arrest (“SCA”). The AHA also estimates the direct cost of treating CVD in the U.S. at more than $400 billion annually. With risk factors such as obesity and sedentary lifestyle on the rise, the prevalence of CVD is expected to increase as well.

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

Surviving SCA is linked directly to the amount of time between the onset of SCA and defibrillation shock. Following SCA, the AHA estimates that every minute without a defibrillation shock decreases chance of survival by approximately 10%. Approximately two thirds of the estimated annual deaths from SCA occur outside a hospital in the United States. Almost 60% of these incidents are witnessed, yet 95% of these victims do not survive, according to the AHA.

In hospital and pre-hospital (e.g. ambulance) settings, trained professionals typically deploy manual or semi-automatic defibrillators to treat SCA victims. These standard defibrillators require operation or supervision by highly skilled medical personnel to analyze and interpret the patient’s electrocardiogram and to manually deliver a shock using handheld paddles.

Over the past several years, more people have become aware that AEDs can be used safely by lay people. Communities that strategically place AEDs in public buildings, arenas, airports, and emergency vehicles reduce response times and, therefore, improve survival rates for SCA. According to the AHA, communities with public access defibrillation (“PAD”) programs report community survival rates approaching 50%. In highly trafficked or monitored venues such as casinos and corporate workplaces, survival rates have ranged even higher since the time for the first defibrillation shock can be accelerated in these venues.

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

See Note 3 — Segment Reporting, to our Consolidated Financial Statements included elsewhere in this report for a list of product lines contributing revenues of 10% or more in each of the last three fiscal years.

Cardiac Monitoring Products

Our cardiac monitoring products deliver reliable, cost-effective solutions and improve workflow for healthcare providers worldwide in multiple settings. Our cardiac monitoring products are easy to use, with simple, intuitive user interfaces. Many of our cardiac monitoring products are built on a Microsoft Windows-based software architecture designed to integrate critical data capture, provide enterprise level access to data, and scale to meet the requirements of a variety of cardiovascular care environments.

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

Vital signs monitors

In October 2009, we introduced a line of vital signs and spot check monitors under the Cardiac Science brand based on proven technology from Omron Healthcare, Inc. The devices monitor noninvasive blood pressure, pulse rate, temperature, and oxygen saturation (SpO2).

Cardiology data management systems (informatics)

We provide cardiology data management systems that automate the processing, storage, retrieval, and editing of electrocardiograms and other patient data. Our open architecture strategy provides customers with the flexibility to integrate with an increasing number of devices and data management systems while retaining their current equipment.

Related products and supplies

Cardiac monitoring products often require lead wires and electrodes to be attached to the patient to retrieve and process patient ECGs, as well as thermal chart paper to generate reports. We sell these items, including our Quik-Prep electrodes, and provide an array of complementary products, such as temperature and blood pressure monitors, spirometers and pulse oximeters.

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

Our Powerheart ECD, a traditional hospital “crash cart” defibrillator. The product is designed for use in hospital settings by skilled medical personnel and incorporates our proprietary technology. The Powerheart ECD, which received 510(k) clearance in early 2006, is sold exclusively through GE Healthcare, a division of General Electric (“GE”). GE markets this product in North America and in the rest of the world as the GE Responder 2000.

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

Arrhythmia Detection.  Our patented RHYTHMx software algorithm technology allows for the accurate detection and discrimination of life-threatening ventricular tachyarrhythmias and can also be used to treat patients with supraventricular arrhythmias. RHYTHMx filters noise and artifact from a patient’s electrocardiogram signal without compromising sensitivity or specificity. RHYTHMx technology has been clinically validated by leading researchers in numerous clinical studies and received clearance from the U.S. Food and Drug Administration (“FDA”) in 1998. In these studies, RHYTHMx demonstrated 100% sensitivity (correct identification of shockable rhythms) and 99.4% specificity (the ability to identify and not shock non-lethal rhythms).

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

Growth Strategy

Our growth strategy is to:  (1) enhance our cardiac monitoring product portfolio; (2) broaden our AED portfolio to include products at multiple price points; (3) bring new and simplified procedures to primary care physicians; (4) deepen our distribution into international markets; (5) leverage our services capabilities; and (6) pursue strategic mergers or acquisitions.

Enhance our monitoring portfolio

We believe our distribution capabilities into the US acute care (hospitals and cardiology clinics) and, especially, primary care (physician general practice and family health clinics) markets represent a unique strategic asset. We believe that we can successfully reach smaller hospitals, cardiology clinics and approximately 200,000 primary care physicians through our distribution channels and that we can successfully grow our revenue by selling additional cardiology and related monitoring products through these channels.

Broaden our AED portfolio

We currently sell products that are positioned at the higher end of the pricing spectrum in the public access AED market. We believe we compete effectively in this segment of the market due to superior features of our products compared to those of our competitors. We believe that a significant component of the future growth of the AED market will be at the lower end of the pricing spectrum, as the number of state and local mandates requiring that AEDs be available in certain venues such as schools, assisted living centers and other facilities increases. We believe that buyers who are acting in response to these mandates are driven more by price than by product features. Accordingly, we intend to develop and add lower priced AEDs to complement our existing line in the future and expect that this will lead to additional revenue growth.

Bring new and simplified procedures to primary care physicians

Using currently available technology and under established billing codes, we intend to simplify and otherwise make available to primary care physicians diagnostic procedures that have more traditionally been performed by physician specialists. We believe that we can help physicians improve effectiveness and enhance medical care by performing diagnostic and monitoring procedures earlier, before patients are referred downstream to specialists. We believe that our research and development capabilities, combined with our distribution, make us uniquely well positioned to either develop these procedures ourselves or to be sought out as a partner to others with compelling technologies that can be so developed.

Deepen our distribution into international markets

We believe that we can increase sales of both cardiac monitoring and defibrillation products outside of the United States by continuing to develop and improve our international distribution network through increased direct presence and oversight in countries in Western Europe, Asia and Latin America.

Leverage our services capabilities

We believe our focused repair, call center, and field service capabilities distinguish us from our competitors in cardiac monitoring. In addition, we believe our extensive capabilities to provide training, medical direction and information management relating to the deployment and maintenance of AEDs allows us to provide a unique, single source, turnkey solution to our customers. These capabilities offer the potential for additional revenue growth as part of new product selling efforts, as well as independently with existing customers, through billable training, maintenance and other activities.

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

Business Advantages

We believe our business has several advantages, including:

Cardiology focus

We concentrate principally on noninvasive cardiac care and thoroughly know our categories. We believe this focus elevates our product and service offerings and differentiates us in the medical devices field. Our management and research and development teams have significant experience in cardiology products, which enables rapid innovation and commercialization of products and services. Similarly, our sales and service organizations also possess substantial domain knowledge.

Leading brands and market positions

The Burdick, Quinton and Powerheart brands are highly respected names in the field of cardiology and we believe we have a leading position in several domestic and international market segments in both cardiac monitoring and defibrillation.

In cardiac monitoring, we believe we have the number one market share in US primary care markets for ECG, Holter and cardiac stress testing products. We also believe we have the number one worldwide market share for cardiac rehabilitation monitoring products. We estimate that our installed base of cardiac monitoring devices and systems exceeds 65,000 units worldwide.

In AEDs, we believe we have the number two worldwide market share. We have a substantial presence in U.S. schools, corporate and government workplaces, as well as internationally in the United Kingdom, France, Germany and Japan. We believe our AED installed base exceeds 325,000 units worldwide.

Our installed base presents an excellent target market for future sales of products, systems, software upgrades, and related services and consumables.

Global distribution and service network

We believe that our comprehensive global distribution network focused on cardiology products and services distinguishes us from our competitors.

We believe our U.S. cardiac monitoring distribution is particularly strong, especially in primary care physician offices. We have approximately 129 U.S. based sales and support representatives that possess extensive experience and expertise in advanced cardiology products. We believe that our U.S. monitoring distribution is among the strongest in the markets which we serve.

We believe we have the largest independent sales force selling AEDs into the public access market in North America. Our sales force, consisting of approximately 160 professionals, sells both directly to end customers and through third party distributors that extend our coverage of the market.

Our international distribution blends a direct presence in countries such as China, Denmark, Germany, France and the United Kingdom with an extensive distributor network that reaches nearly 100 countries.

Commitment to innovation

We invest a significant percentage of our revenues on research and development efforts to release new versions of most of our major product categories. We believe many of our products represent the leading technology in many of the principal markets we serve. We have also been recognized for our product innovation by various industry organizations.

Our Organization

Sales and Marketing

We have structured our sales organization into four primary channels: (1) our U.S. acute care sales force, which sells cardiac monitoring products and services directly to hospitals; (2) our U.S. primary care sales force, which supports a network of independent distributors in selling both cardiac monitoring and defibrillation products to primary care physicians and cardiologists; (3) our North American defibrillation sales force, which consists of an integrated network of direct sales representatives and third party distributors who work together to optimize our sales of AEDs in this market; and (4) our international sales team, which consists of direct presences in countries such as China, Denmark, France, Germany and the United Kingdom, with a network of distributors that provide sales and service relating to all of our products in nearly 100 countries.

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

We do not have significant sales backlog. At both December 31, 2009 and 2008, our total sales backlog represented less than 30 days of anticipated sales volume.

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

Our research and development expenses were $15.0 million in 2009, $16.4 million in 2008 and $13.0 million in 2007. This represents approximately 8.1% of our revenues over that three-year period. From 2007 to 2009, our research and development efforts focused on enhancing and expanding the proven capabilities of our existing product lines, introducing new versions of our products and reducing costs relating to our existing products. We use a blend of internal employees, independent contractors and outsourced partners to optimize our spending and the effectiveness of our development efforts.

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

Manufacturing and Supply

Our manufacturing process consists primarily of assembly and testing of AEDs, electrocardiograph devices, stress test systems, Holter monitoring systems, cardiac rehabilitation telemetry systems, medical treadmills, electrodes, and various other products. During 2009, we performed these manufacturing activities at our Deerfield, Wisconsin facility and, to a lesser extent, at the facilities of our majority-owned joint venture operation in Shanghai, China.

We also rely upon other third-party suppliers to provide us with various materials used in the production and assembly of our devices and systems. We have long-standing supply relationships for essentially all of our outsourced product components. We purchase a portion of our products from third parties on an original equipment manufacturer (“OEM”) basis.

We maintain a comprehensive quality assurance and quality control program that includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control methods. Our quality systems are based on and are in compliance with the requirements of the Quality Management Standards for

Medical Devices and Related Services (ISO 13485:2003) and the applicable U.S. laws and regulations governing medical device manufacturers.

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

In late June 2009, we voluntarily ceased shipments of certain of our AED products due to two instances we became aware of involving the failure of our AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED. On August 10, 2009, we resumed production and shipments of the affected AED products after implementing a more stringent process to test for defects in the component at issue. As a result of a thorough review and analysis performed during the third quarter of 2009, we determined that the component at issue has the potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. We also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. Although we determined that the probability that an AED would fail to deliver therapy as a result of a malfunction of the component issue was low, we decided to implement a field corrective action to enhance the reliability of the affected AED units in the field. We publicly announced our proposed corrective action to address this component issue in November 2009.

In February 2010, we received a warning letter from the FDA noting, among other things, that the proposed field corrective action is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserts other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. We are in ongoing discussions with the FDA regarding these issues. If we are unable to correct the inadequacies asserted in the FDA’s letter or otherwise satisfy the FDA’s concerns, we may be subject to regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse impact on our financial position and results of operations. See Note 2 — Corrective Action Liabilities to the Consolidated Financial Statements in Item 8 of this report for further discussion on this matter.

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

Intellectual Property

We believe that our intellectual property assets, including trademarks, patents, trade secrets and proprietary technology, are extremely valuable and constitute a cornerstone of our business. As of December 31, 2009, we held 142 U.S. and foreign patents, which expire at various times between 2010 and 2026. We also have 37 patent applications pending before U.S. and foreign governmental bodies. We believe our patents and proprietary technology provide us with a competitive advantage over our competitors. We intend to continue to aggressively defend our inventions and also look for opportunities to license our technology to generate royalty income.

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

Customers

In the U.S. and abroad, we sell many of our products through distributors and other third party organizations. One of these distributors is located in Japan, Nihon Kohden Corporation (“Nihon Kohden”), and accounted for approximately 7%, 19% and 11% of the Company’s revenues in 2009, 2008 and 2007, respectively. On June 15, 2009, we notified Nihon Kohden, our distributor of AEDs in Japan, that our OEM Supply and Purchase Agreement dated effective as of January 1, 2008 will terminate June 15, 2010.

Employees

As of December 31, 2009, we had 556 full time employees plus 61 contract employees. This combined total of 617 full time positions includes 71 in research and development, 225 in sales and marketing, 99 in technical and support services, 110 in manufacturing and supplies operations, 26 in regulatory affairs and 86 in finance and administration. These employee totals include 26 employees in our majority owned Cardiac Science Shanghai joint venture. In addition, we had approximately 121 part-time employees, most of whom provide training to our customers on an as-needed basis. None of our employees are represented by a labor union, except in China, where substantially all employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Foreign Operations

Sales to customers located outside the United States were approximately $51.0 million, $81.0 million and $46.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additional financial information is provided in Item 8, Note 3 to the Consolidated Financial Statements, “Segment Reporting.” Also, for a discussion of risks associated with our foreign operations see Item 1A Risk Factors — “Our international business is subject to risk that could adversely affect our profitability and operating results.”

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

In late June 2009, we voluntarily ceased shipments of certain of our AED products due to two instances we became aware of involving the failure of our AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED. On August 10, 2009, we resumed production and shipments of the affected AED products after implementing a more stringent process to test for defects in the component at issue. As a result of a thorough review and analysis performed during the third quarter of 2009, we determined that the component at issue has the potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. We also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. Although we determined that the probability that an AED would fail to deliver therapy as a result of a malfunction of the component issue was low, we decided to implement a field corrective action to enhance the reliability of the affected AED units in the field. We publicly announced our proposed corrective action to address this component issue in November 2009.

Our proposed voluntary corrective action is subject to numerous risks and uncertainties, including the following:

•	since we have no experience designing and carrying out a field initiative or other corrective action plan of the magnitude under contemplation, we are likely to encounter challenges that could cause a delay in the implementation of the field initiative or negatively impact its effectiveness;

•	the actual costs to implement the proposed field initiative could exceed the $18.5 million estimate taken as a charge in the third quarter of 2009 due to a variety of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to carry out any field upgrades involved in the initiative, the customer response rate in implementing any field upgrades involved in the process and the level of required follow up with customers, the extent to which we may rely on third parties to carry out the field initiative and associated costs, and the length of time and other resources required to complete the field initiative, among others, see Note 2 — Corrective Action Liabilities to the Consolidated Financial Statements in Item 8 of this report for further discussion on this matter;

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

Moreover, in February 2010, we received a warning letter from the FDA noting, among other things, that the proposed field corrective action is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserts other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. We are in ongoing discussions with the FDA regarding these issues. If we are unable to correct the inadequacies asserted in the FDA’s letter or otherwise satisfy the FDA’s concerns, we may be subject to regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and operating results.

We face numerous challenges in implementing a recall announced on February 3, 2010, and our business, financial position and results of operations may be negatively impacted by the costs and other commitments needed to carry out the recall and correct the product issue.

On February 3, 2010, we announced a worldwide voluntary recall after determining that approximately 12,200 automated external defibrillators (AEDs) manufactured or serviced between October 19, 2009 and January 15, 2010 may not be able to deliver therapy during a resuscitation attempt, which may lead to serious adverse events or death. These AEDs were manufactured in a way that makes them potentially susceptible to failure under certain conditions. In connection with the corrective action, we intend to replace all affected AEDs at no charge to the customer. We recorded a charge of $2.5 million in the fourth quarter of 2009, reflecting our current estimate of the expected costs relating to this action. Actual costs may vary based on a variety of factors. Cash expenditures relating to replacement of the affected AEDs will occur primarily in the first half of 2010. See Note 2 — Corrective Action Liabilities to the Consolidated Financial Statements in Item 8 of this report for further discussion on this matter.

This recall, and the estimated costs, are subject to numerous risks and uncertainties, including the following:

•	we may encounter challenges that could cause a delay in the implementation of the recall or manufacture of replacement units;

•	the actual costs to implement the recall may exceed the $2.5 million charge taken in the fourth quarter of 2009 due to a variety of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to carry out the recall, the customer response rate and customer cooperation and the level of required follow up with customers, the extent to which we may rely on third parties to assist and associated costs, and the length of time and other resources required to complete the field initiative, among others;

•	implementation of the recall, as well as attendant publicity, may create a negative perception of our AED products in the market, leading to a decline in sales that could materially adversely impact our financial position and results of operations;

•	we will need to devote technical, management, logistics and other resources to the implementation of the recall, which could detract from our ability to operate our core business and hinder our ability to carry out initiatives relating to new products or product enhancements;

•	despite implementation of the recall, some devices may still fail at a time when they are being used to deliver therapy, which could lead to product liability claims against us that, if successful, could adversely impact our financial position and results of operations or negatively impact the market’s perception of our products;

•	the recall will require the expenditure of significant amounts of cash which, in combination with expected operating losses in 2010, may negatively impact our liquidity or at least constrain our ability to pursue strategic initiatives such as acquisitions, new product development, or other growth initiatives; and

•	the FDA may require us to implement a more costly corrective action plan or recall, or require us to stop shipments of our AEDs for a period of time, if it does not concur with our proposed corrective action plan, including changes to our manufacturing process, in which case our business could be subject to severe disruption and the cost involved could have a material adverse effect on our liquidity.

Our cash and cash equivalents may not be sufficient to fund future operations and we may not be able to secure additional sources of financing or obtain financing on acceptable terms.

Our cash and cash equivalents as of December 31, 2009, totaled $26.9 million. We expect to incur operating losses in 2010 and to use cash in operations. Additionally, we have recently initiated two voluntary corrective actions relating to our AED products, the costs of which have been estimated at $21.0 million, of which $15.2 million remains as an accrued liability as of December 31, 2009. We expect to spend substantially all of the remained accrued costs associated with these corrective actions during 2010 which will negatively impact our cash position. We believe our existing cash and cash equivalents will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures needs and other obligations, including the remaining estimated costs of the ongoing corrective actions, through at least December 31, 2010.

However, we cannot be certain our cash and cash equivalents will be sufficient to meet our operating needs in 2010 as we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods which in turn could also adversely impact our forecasts for cash and cash equivalents throughout the year. Additionally, we may be forced to borrow or obtain additional sources of financing in order to sustain our operations. Our current line of credit agreement with Silicon Valley Bank will expire in March 2010. There can be no assurance that we will be successful in securing a renewed line of credit with Silicon Valley Bank and, if not, we may be required to seek alternative sources of financing that may be more expensive and have more restrictive covenants and conditions. As such, we may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

We may be required to implement other costly product recalls or corrective actions.

In the event that any of our products prove to be defective or deficient, we can voluntarily recall or otherwise take corrective action, or the FDA could require us to redesign or implement a recall of or take other action regarding, any of our products. Should we be required or choose to implement any additional recalls or corrective actions in future periods, we could incur substantial costs as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future. The financial impact of a recall could have a material adverse effect on our business, financial position and results of operations.

Quality problems with our processes, goods and services could harm our reputation for producing high quality products and erode our competitive advantage.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our quality certifications are critical to the marketing success of our goods and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances, precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components will be harmed, our competitive advantage could be damaged, and we could lose customers and market share. For example, the component issues that led to the field corrective action we announced in November, 2009 and the recall we announced in February, 2010 may lead to reduced demand for our AED products.

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

Economic conditions in both the United States and other countries in which we sell our products have deteriorated significantly in recent years and may continue to deteriorate in the foreseeable future. If economic conditions in the markets in which we operate continue to deteriorate, it may result in declining demand for our products and services, longer sales cycles, increased order cancellations and declining pricing due to customers’ reduced capital budgets, difficulties encountered in securing financing needed to purchase our products, or other factors. Moreover, such conditions may result in increased excess or obsolete inventories and difficulties collecting customer receivables. All of these factors could materially adversely affect our future operating results and financial condition.

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

On June 15, 2009, we notified Nihon Kohden Corporation, our distributor of AEDs in Japan, that our OEM Supply and Purchase Agreement dated effective as of January 1, 2008 will terminate effective June 15, 2010. Under our agreement with Nihon Kohden, Nihon Kohden has had the exclusive right in Japan to distribute a Nihon Kohden-branded version of our AED product (model “9231”) designed for the Japanese market, as well as certain related consumables. Because Nihon Kohden has decided to build and market its own AED products, we elected to terminate the agreement in order to explore alternative means of distributing our AED products in Japan. In 2009, the percentage of our net sales from the Japanese market decreased from 19% in 2008 to 7%. If our efforts to establish alternative distribution arrangements for our AED products in Japan, our operating results may be adversely affected. Moreover, the introduction of Nihon Kohden’s own AED products may further erode sales of our products in Japan.

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

Our international operations, which accounted for 33% of our revenues in 2009, are accompanied by certain financial and other risks. In recent years, we have pursued growth opportunities internationally and intend to continue pursuing such opportunities in the future, which could expose us to greater risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

Also, like the U.S., economic conditions in the foreign countries in which we operate have deteriorated significantly in recent years and may continue declining for the foreseeable future. For example, in 2009, sales of our products in Japan accounted for 7% of our net sales, down from 19% in 2008. This reduction in sales in Japan can be attributed in part to weak economic conditions in that market. Economic conditions in Japan are expected to remain weak for the foreseeable future. As a result, our sales in this market may decline, perhaps significantly, during 2010 and beyond. We may also experience declining sales in other international markets due to deteriorating economic conditions.

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

The market for cardiac monitoring products and services is generally mature and stable. However, our 2009 revenues from products and services in this market decreased 15.3% from 2008. Our ability to revitalize this line of products and services depends on our restructuring efforts, the development and commercialization of competitive new products and service offerings, and our success in increasing sales and gaining market share from our competitors. Current economic conditions may provide particular challenges to our efforts to revitalize this line. If we are unsuccessful in these efforts, our sales revenues from this line of products and services may decrease, our financial results may suffer, and our stock price may decline.

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

The trading price of our common stock is volatile. Our common stock price could be subject to fluctuations in response to a number of factors, including:

•	actual or anticipated variations in operating results;

•	changes in our business, operations, or prospects;

•	product issues necessitating recalls or other corrective actions and related regulatory actions;

•	changes in financial estimates or recommendations by securities analysts;

•	conditions or trends in medical devices and diagnostic cardiology products markets;

•	announcements by us or our competitors of significant customer wins or losses, gains or losses of distributors, technological innovations, new products or services;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of a large number of shares of our common stock;

•	adverse litigation;

•	unfavorable legislative or regulatory decisions; and

•	general market conditions.

In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. We may become the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management attention, which could seriously harm our business.

We were not profitable in 2008 or 2009 and we may be unable to return to profitability in the future, which could result in a decline in our stock price.

We had a net loss of $77.0 million in 2009 due largely to a non cash charge of approximately $42.2 million related to a valuation allowance on our deferred tax assets as well as costs totaling $21.0 million related to two separate voluntary corrective actions which we announced between November 2009 and February 2010. In 2008, we had a net loss $98.4 million due to a pre tax, non cash impairment charge related to goodwill of $107.7 million. We had net income of $8.5 million in 2007. Although we expect to become profitable again in future periods, our ability to return to profitability will depend on our ability to increase our revenues and manage our expenses. In order to generate additional revenues, we will need to continue developing and offering competitive products and services, maintain our sales and distribution network and expand our customer base. Our ability to increase revenues may be impacted by current economic conditions and other factors, such as the impact on customer demand from product quality issues and related corrective actions that we have announced in the last several months. Also, we will need to manage costs associated product development and marketing, protecting our intellectual property, and handling product quality issues and related corrective actions. We may be unable to accomplish some, or any, of these goals because of the risks identified in this report or for other unforeseen reasons. If we are unable to attain profitability in the future, our stock price could decline.

Our business may be adversely affected by restructurings.

On January 14, 2009, we announced a restructuring involving a 12% reduction in our staff, and have had subsequent restructurings and reductions. The reductions primarily affected customer service, product development and manufacturing. Implementation of past restructurings and reductions, as well as any future restructurings or reductions, may adversely affect the effectiveness of the functional areas impacted by the staff reductions, as well as adversely impact our relationships with customers and suppliers. The costs of implementing past and future restructurings and reductions may adversely affect our results of operations. Finally, past or future restructuring may not result in all of the cost savings and operational and strategic benefits that we anticipate.

Our quarterly revenues and operating results are unpredictable and may vary significantly.

Our quarterly revenues and operating results have varied in the past and our quarterly revenues and operating results may continue to vary in the future due to a number of factors, many of which are outside of our control. Factors contributing to these fluctuations may include:

•	effects of domestic and foreign economic conditions on our industry and/or customers, which conditions have significantly deteriorated in the last year and are expected to continue to decline for the foreseeable future;

•	the impact of a ship-hold, recalls or other corrective actions, or regulatory actions resulting from quality concerns relating to our products;

•	the impact of acquisitions, divestitures, strategic alliances, and other significant corporate events;

•	changes in our ability to obtain products and product components that are manufactured for us by third parties;

•	delays in the development or commercial introduction of new versions of products;

•	the ability to attain and maintain production volumes and quality levels for our products and product components;

•	the impact of a ship-hold on any of our products due to quality control concerns;

•	changes in the demand for our products;

•	varying sales cycles that can take up to a year or more;

•	changes in the mix of products we sell, which could affect our revenue levels as well as our gross margins;

•	unpredictable budgeting cycles of our customers;

•	delays in obtaining regulatory clearance for new versions of our products;

•	increased product and price competition;

•	the impact of regulatory changes on the availability of third-party reimbursement to customers of our products;

•	the loss of key personnel;

•	the loss of key distributors or distribution companies;

•	seasonality in the sales of our products;

•	the impact of longer buying cycles; and

•	the impact of employee turnover.

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

Our success depends in part on obtaining, maintaining, and enforcing our patents, trademarks and other proprietary rights, and our ability to avoid infringing the proprietary rights of others. We take precautionary steps to protect our technological advantages and intellectual property rights and rely, in part, on patent, trade secret, copyright, know-how, trademark laws, license agreements and contractual provisions to establish our intellectual property rights and protect our products. We require our new employees, consultants, and corporate partners to execute confidentiality agreements at the commencement of their employment or consulting relationship with us.

However, these agreements may be breached or, in the event of unauthorized use or disclosure, they may not provide adequate remedies. While we intend to defend against any threats to our intellectual property, there can be no assurance that these patents, trade secrets or other agreements will adequately protect our intellectual property.

In addition, the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and are often highly uncertain. There can also be no assurance that pending patent applications owned by us will result in patents to be issued to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could also obtain patents that may require us to negotiate licenses to conduct our business, and there can be no assurance that the required licenses would be available on reasonable terms or at all. In some cases, we rely upon trade secrets instead of patents to protect our proprietary technology. Others may independently develop or otherwise acquire substantially equivalent know-how, or gain access to and disclose our proprietary technology. If we are not able to adequately protect our intellectual property and other proprietary rights, our product offerings may lose their competitive edge, which would negatively impact our revenues.

Additionally, third parties may assert intellectual property claims and related claims against the Company, whether through civil litigation, administrative proceedings, or otherwise, in the United States or abroad, which may result in a narrowing or invalidation of our intellectual property rights or freedom to operate, significant damage awards and costs of litigation or other legal proceedings, injunctive relief against us, the necessity of costly or disadvantageous licenses, and may be disruptive to our business operations.

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

Our internal research and product development activities are complemented by acquisitions, investments and alliances. We cannot guarantee that any previous or future acquisitions, investments or alliances will be successful for the purpose of complementing our internal research and product development activities.

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

As of December 31, 2009 we have reserved 5,054,144 shares of common stock for issuance under our stock-based compensation plans and arrangements, including pursuant to options that are outstanding or may be granted in the future. Future stock awards under our plans and the issuance of stock upon exercise of options would have a dilutive effect on our stockholders and may adversely affect the market price of our common stock.

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

Realization of our deferred tax assets is uncertain.

During 2009, we evaluated our ability to realize our net deferred tax assets, primarily our net operating losses and tax credit carryforwards and determined that the realization of these deferred tax assets is uncertain as of the year ended December 31, 2009. We assessed both positive and negative evidence as well as objective and subjective evidence, including but not limited to such factors as past performance, recent history of operating results on a GAAP basis, recent history of generating taxable income, history of recovering net operating loss carryforwards for tax purposes, and expectations of future taxable income as well as current conditions and issues facing our industry and its customers. Based on our evaluation, we determined it was not more likely than not that we would be able to realize all or a portion of its deferred tax assets and as such, we recorded a valuation allowance against deferred tax assets resulting in a non cash charge to income tax expense of approximately $42.2 million. Our ability to realize these deferred tax assets in the future is dependent upon our ability to generate taxable income. If in future periods we generate taxable income, then the valuation allowance may be released in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

President Obama’s administration has announced several proposals for to reform U.S. tax laws that would fundamentally change how U.S. multinational corporations are taxed on their global income. These proposals have been carried forward from proposals which did not pass Congress. Although adjusted since the original proposals, the new proposals include a proposal to defer tax deductions for interest expense allocable to non-U.S. earnings until earnings are repatriated and a proposal to further limit foreign tax credits. In addition, the latest proposals also include taxing currently any excess returns as Subpart F income associated with transfers of intangible assets offshore to a related controlled foreign corporation. These proposals, if passed, would be effective for tax years beginning after 2010. It is unclear whether these proposed tax reforms will be enacted, or, if enacted, what the scope of the reforms will be. Depending on their content, such reforms may have an adverse impact to our worldwide tax expense in future periods.

Our future financial results could be adversely impacted by asset impairments.

We are required not to amortize goodwill and other intangible assets determined to have indefinite lives, and have established a method of testing these assets for impairment on an annual or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value. We also need to evaluate intangible assets determined to have finite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors such as a decline in our market value below its book value for an extended period of time. A significant decline in our stock price could require us to evaluate intangible assets for recoverability during the quarter in which the decline occurred. In the case of intangible assets with indefinite lives, we will need to evaluate whether events or circumstances continue to support an indefinite useful life. We will need to evaluate the estimated lives of all intangible assets on an annual basis, including those with indefinite lives, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required. The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on our reported financial results for the period in which the charge is taken.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market (symbol “CSCX”). The number of shareholders of record of our common stock at March 8, 2010, was 944.

Quarterly high and low bid closing prices for our common stock as reported on NASDAQ for the periods indicated are set forth in the table below.

	Stock Price
	High	Low

Fiscal 2009
First Quarter	$7.70	$2.56
Second Quarter	4.58	2.83
Third Quarter	4.42	3.00
Fourth Quarter	4.09	2.09
Fiscal 2008
First Quarter	$9.75	$7.60
Second Quarter	9.75	7.60
Third Quarter	11.00	7.57
Fourth Quarter	10.31	5.00

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for use in the expansion and operations of our business and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In November 2009, we issued 100,000 shares of our common stock, par value $0.001 per share, to Gust H. Bardy, M.D. in exchange for an undivided 20% ownership interest in certain patents and patent applications and rights thereto. The shares of our common stock issued to Dr. Bardy were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act.

Performance Comparison Graph

The following graph depicts the Company’s total return to stockholders from August 31, 2005 through December 31, 2009, relative to the performance of the NASDAQ Composite Index and the Standard & Poor’s Health Care Equipment Index. All indices shown in the graph have been reset to a base of 100 as of September 1, 2005 (the date of the merger of Quinton and CSI), and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
Among Cardiac Science Corporation, The NASDAQ Composite Index
And The S&P Health Care Equipment Index

*	$100 invested on 9/1/05 in stock or 8/31/05 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. Our company is the result of the combination of Quinton and CSI pursuant to a merger transaction that was completed on September 1, 2005. Since we are deemed to be the successor to Quinton for accounting purposes, our selected consolidated financial data in the table below represents the historical financial data of Quinton through September 1, 2005 the results of operations of the combined company since September 1, 2005.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data(1):
Revenues	$156,848	$206,153	$182,131	$155,429	$106,650
Cost of revenues	80,665	103,870	93,715	82,195	59,794
Corrective action costs	21,000	—	—	—	—

Gross profit	55,183	102,283	88,416	73,234	46,856

Operating Expenses:
Research and development	14,950	16,426	13,020	11,733	9,353
Sales and marketing	48,047	50,733	46,195	39,960	24,957
General and administrative	26,134	22,417	19,176	19,072	14,233
Impairment of goodwill	—	107,671	—	—	—
Litigation and related expenses	—	—	3,808	3,855	893
Licensing income and litigation settlement	—	—	(6,000)	—	—

Total operating expenses	89,131	197,247	76,199	74,620	49,436

Operating income (loss)	(33,948)	(94,964)	12,217	(1,386)	(2,580)

Other income (expense):
Interest income (expense), net	66	489	402	(16)	325
Other income (expense), net	102	635	799	782	(487)

Total other income (expense)	168	1,124	1,201	766	(162)

Income (loss) before income tax (expense) benefit	(33,780)	(93,840)	13,418	(620)	(2,742)
Income tax (expense) benefit	(42,462)	(4,093)	(4,924)	615	1,473

Net income (loss)	(76,242)	(97,933)	8,494	(5)	(1,269)
Less: net income attributable to noncontrolling interests	(755)	(451)	(4)	54	31

Net income (loss) attributable to Cardiac Science Corporation	$(76,997)	$(98,384)	$8,490	$49	$(1,238)

Net income (loss) per share attributable to Cardiac
Science Corporation:
Basic(2)	$(3.31)	$(4.30)	$0.37	$0.00	$(0.08)
Diluted(2)	$(3.31)	$(4.30)	$0.37	$0.00	$(0.08)
Weighted average shares outstanding:
Basic(2)	23,263,717	22,869,920	22,697,113	22,502,040	14,695,261
Diluted(2)	23,263,717	22,869,920	23,197,911	22,555,326	14,695,261
Consolidated Statements of Cash Flows Data:
Cash provided by (used in) operating
activities	$(4,943)	$17,743	$13,297	$8,764	$(850)

Cash used in investing activities	$(4,170)	$(4,262)	$(3,788)	$(3,307)	$(18,053)

Cash provided by financing activities	$864	$769	$828	$816	$547

Effect of exchange rate changes on cash	$460	$246	$3	$—	$—

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,866	$34,655	$20,159	$9,819	$3,546
Total assets	116,060	170,208	262,671	247,645	248,557
Current liabilities	50,442	37,960	35,219	31,294	33,832
Long-term liabilities	5,389	—	54	679	1,806
Total Cardiac Science Corporation shareholders’ equity	$58,936	$131,703	$227,271	$215,597	$212,791

(1)	The business combination of Quinton and CSI in September 2005 materially affects the comparability of information contained in this table.

(2)	Shares prior to September 1, 2005 have been retroactively adjusted to reflect the conversion of Quinton shares into Cardiac Science Corporation shares at a ratio of 0.77184895 Cardiac Science Corporation shares for each Quinton share. See Item 8, Note 1 to the Consolidated Financial Statements for a reconciliation of the denominators used in computing basic and diluted income (loss) per share for 2009, 2008 and 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph devices (“ECG/EKG”), cardiac stress testing treadmills and systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, vital signs and spot check monitors and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, Quinton® and Powerheart® brands and are headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, we have operations in North America, Europe, and Asia.

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

Deferred Tax Assets and Income Taxes.  We account for income taxes under the asset and liability method under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating losses and tax credit carryforwards. This process involves calculating our current tax obligation or refund and assessing the nature and measurements of temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In each period, we assess the likelihood that our deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, we will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent that we establish a valuation allowance or change this allowance in a period, we adjust our tax provision or tax benefit in the consolidated statements of operations. We use our judgment to determine estimates associated with the calculation of our provision or benefit for income taxes, and in our evaluation of the need for a valuation allowance recorded against our net deferred tax assets.

During 2009, we evaluated the expected realization of our deferred tax assets and determined an increase to our valuation allowance of $54.6 million was required of which $42.2 million was included in the consolidated statements of operations as deferred tax expense. Factors we considered in making such an assessment included, but were not limited to past performance, including our recent history of operating results on a U.S. GAAP basis, our recent history of generating taxable income, our history of recovering net operating loss carryforwards for tax purposes and our expectation of future taxable income, both considering our past history in predicting future results and considering current macroeconomic conditions and issues facing our industry and customers.

Stock-Based Compensation.  We account for stock-based compensation based on fair value of the options or restricted stock units at the date of grant. Share-based compensation cost is measured at the grant date and is recognized as expense over the related vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility, expected term and the amount of share-based awards that are expected to be forfeited during the vesting period. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Indefinite Lived Intangible Assets.  Our indefinite lived intangible assets are comprised primarily of trade names, which were acquired in our acquisition of Burdick in 2003 and the merger transaction with CSI in 2005. We use our judgment to estimate the fair value of each of these indefinite lived intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate.

We believe the Burdick and Cardiac Science trade names have indefinite lives and, accordingly, we do not amortize the trade names. We evaluate this conclusion annually or more frequently if events and circumstances indicate that the asset(s) might be impaired and make a judgment about whether there are factors that would limit our ability to benefit from the trade name in the future. If there were such factors, we would start amortizing the trade name over the expected remaining period in which we believed it would continue to provide benefit.

Additionally, we periodically evaluate whether the carrying value of our intangible assets might be impaired. For our trade names, this evaluation is performed annually, or more frequently if events occur that suggest there may be an impairment loss, and involves comparing the carrying amount to our estimate of fair value.

We evaluated our indefinite lived intangible assets for impairment during 2009 and 2008 and we determined no impairment was necessary for our indefinite lived intangible assets and therefore, we did not record an impairment charge in either period.

Valuation of Long-Lived Assets.  We review long-lived assets, such as machinery and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our consolidated statements of operations and as a reduction to value of the asset group on our consolidated balance sheets. We use our judgment to estimate the useful lives of our intangible assets subject to amortization and evaluate the remaining useful lives annually.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

We evaluated our long-lived assets for impairment during 2009 and 2008 and we determined no impairment was necessary for our long-lived assets and therefore, we did not record an impairment charge in either period.

Accounts Receivable.  Accounts receivable represent a significant portion of our assets. We make estimates of the collectability of accounts receivable, including analyzing historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Different estimates regarding the collectability of accounts receivable may have a material impact on the timing and amount of reported bad debt expense and on the carrying value of accounts receivable.

Inventories.  Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of revenues, and thus could have a material impact on the consolidated financial statements as a whole.

Warranty.  We provide warranty service covering many of the products and systems we sell. We estimate and accrue for future costs of providing warranty service, which relate principally to the hardware components of the systems, when the systems are sold. Our estimates are based, in part, on our warranty claims history and our cost to perform warranty service. Differences could result in the amount of the recorded warranty liability and cost of revenues if we made different judgments or used different estimates.

Corrective Action Costs.  We provide for additional warranty costs associated with field corrective actions and recalls when the likelihood of incurring costs associated with these matters becomes probable and estimable. We record estimated warranty costs associated with field corrective actions and recalls as part of cost of revenues on the consolidated statements of operations and within corrective action liabilities on the consolidated balance sheets.

During 2009, we recorded expenses of $21.0 million related to two separate voluntary corrective actions associated with our AEDs. The costs of these voluntary corrective actions are estimates. The actual costs incurred to implement the voluntary corrective actions could vary significantly based on a number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which we rely on third party assistance to carry out the corrective actions, and the length of time and other resources required to complete the corrective actions, among others.

In February 2010, we received a warning letter from the FDA noting, among other things, that the voluntary field corrective action we announced in November 2009 is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserts other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. We are in ongoing discussions with the FDA regarding these issues. We may need to take different or additional actions than anticipated depending on the outcome of those discussions, in which case the amounts we record in connection with these initiatives may need to be adjusted. We evaluate the adequacy of our accruals for these initiatives on a regular basis and will make adjustments to our estimates if facts and circumstances indicate that changes to our initial estimates would be appropriate.

Goodwill.  We performed a test for goodwill impairment at November 30, 2008 in accordance with our policy for performing this test annually. During the fourth quarter of 2008, we recorded a pre-tax impairment charge of $107.7 million, equivalent to the full amount of previously acquired goodwill resulting primarily from our acquisitions of Burdick and CSI. See Note 9 — Goodwill to the Consolidated Financial Statements in Item 8 of this report for further discussion of the impairment charge. We did not enter into any business combinations during the year ended December 31, 2009 and thus no new goodwill has been recorded since this impairment charge was recorded.

Application of the goodwill impairment test applied at November 30, 2008 required judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit and ultimately impact the results of our goodwill impairment test.

Software Revenue Recognition.  We account for the licensing of software and arrangements where software is considered more than incidental to the product as software revenue arrangements. We use judgment when determining the appropriate accounting for our software revenue arrangements, including whether an arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. A portion of software revenue is recorded as unearned due to undelivered elements including, in some cases, software implementation and post-delivery support. The amount of revenue allocated to undelivered elements is based on the sales price of each element when sold seperately (VSOE) using the residual method.

Revenue from post-delivery support is recognized over the service period, which is typically a year and revenue from software implementation services is recognized as the services are provided (based on VSOE of fair value). When significant implementation activities are required, we recognize revenue from software and services upon installation. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements could materially impact the amount of earned and unearned revenue.

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

We offer limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of shipment. We have some arrangements with key distributors that provide for volume discounts based on meeting certain quarterly or annual purchase levels or based on sales volumes of certain of our products during a defined period in which we offer a promotion. Rebates are paid quarterly or annually and are accrued for as incurred.

We consider program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to annual or multi-year agreements that exist with some customers, is deferred and amortized on a straight-line basis over the related contract period.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our consolidated financial statements.

In September 2009, the Emerging Issues Task Force (EITF) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations, however we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of December 31, 2009.

In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition”. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations, however we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of December 31, 2009.

Results of Operations

Overview of 2009 Results

During 2009, we:

•	Generated revenue of $156.8 million, a decrease of approximately 24% compared to 2008. This decrease was mostly due to reduced AED sales in Japan as a result of weak local market conditions combined with the introduction of a competitive product by our sole Japanese distributor. In addition, we experienced reduced sales of our AEDs in North America and of cardiac monitoring products globally as a result of a weakened economy. Sales of AEDs outside of North America, excluding Japan, increased by 8%, despite the weak economy.

•	Recorded charges totaling $21.0 million during the year ended December 31, 2009 related to two separate voluntary corrective actions associated with our AEDs. These charges related to: (1) a corrective action to deploy a field software update, which we announced in November 2009, associated with approximately 300,000 AEDs manufactured between June 2003 and June 2009, for which a charge of $18.5 million was recorded in the third quarter, and (2) a voluntary recall, which we announced in February 2010, of approximately 12,200 AEDs manufactured between October 2009 and January 2010, for which a charge of $2.5 million was recorded in the fourth quarter.

•	Incurred a non cash charge to income tax expense of $42.2 million to increase the valuation allowance against our deferred tax assets.

•	Incurred a net loss per share of $3.31, as compared to a net loss per share of $4.30 for 2008.

•	Used cash from operations of $4.9 million, compared to the generation of positive cash from operations of $17.7 million for 2008. We ended the year with a cash balance of $26.9 million.

•	Progressed in our efforts to position the company for improved future results, including the recruitment of several new executives, improved R&D effectiveness, enhancements to IT and quality system infrastructure and more active corporate development.

Looking Forward

We expect flat-to-modest overall revenue growth in 2010, with growth in our cardiac monitoring revenue likely offset by decreases in defibrillation revenue; service revenue will likely be flat.

After several years of decline, we expect our cardiac monitoring revenues to grow in 2010 as a result of planned new product introductions and as a result of improved marketing and demand generation capabilities which we put into place in 2009. We expect continued growth after 2010, as we continue to develop and introduce new products, either internally or in partnership with third parties. If we are unable to successfully execute on our new product development plans or if the market is not receptive to our new products, our cardiac monitoring revenues could be adversely affected in future periods.

Our AED revenues in 2010 may be adversely affected by recent events and, as a result, we may experience a further decline in defibrillation revenue. Factors that may negatively affect AED revenue in 2010 include the potential for loss of market share as a result of the recent voluntary corrective actions associated with our AEDs, a warning letter that we received from the FDA in February 2010 and the recent re-entry into the market of the former AED market leader, Physio Control. Further, if we are unable to address to the satisfaction of the FDA the issues raised in the warning letter, we could be required to implement a more costly corrective action plan or recall, temporarily cease shipments of our products, which could ultimately impact our ability to fulfill customer orders and maintain market share, or we may be subject to regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such regulatory actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and results of operations.

Additionally, we continue to face challenges in the global economy. However, we expect the global market for AEDs to grow over time, as awareness of the benefits of AEDs continues to increase and as the prevalence of mandates requiring deployment of AEDs in public venues continues to rise. As the market continues to grow and as we overcome what we believe to be temporary challenges associated with our quality and regulatory issues, we believe that we will be able to grow our AED revenues over time, both domestically and overseas. We believe our direct presence in several countries in Europe will result in continued growth in sales in these markets over time, though again we may experience softness in the near term due to the quality and regulatory issues, the return of a competitor to the market and continued general economic factors.

We expect our revenues in Japan to decline further in 2010, as we continue to explore and hopefully finalize alternative distribution. On June 15, 2009, we notified Nihon Kohden, our current exclusive distributor of AEDs in Japan, that our OEM Supply and Purchase Agreement dated as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. We elected to terminate the OEM Agreement in order to explore alternative means of distributing AED products in that market, largely in response to Nihon Kohden’s release of a competing AED. At this point, it is unclear whether we will continue to distribute through Nihon Kohden after termination of our existing agreement. If we do not continue our relationship with Nihon Kohden, we expect to begin selling products in Japan via an alternative partner sometime in 2010. We do not expect to realize significant revenue in Japan until such time as this transition occurs or we define a more advantageous relationship with Nihon Kohden.

Our future gross profits and gross margins will be dependent upon our overall revenue volume (by product mix), market pricing and our costs. Increasing volumes provide economies of scale and tend to enhance our gross margin. AEDs generally have a higher gross margin than our monitoring products. Accordingly, if our product mix shifts toward a relatively higher proportion of AEDs, our overall gross margin increases and if the mix shifts toward a relatively higher proportion of monitoring products, our overall gross margin is likely to decline. Market pricing for our products has declined slightly in recent years. As we face challenges in retaining our AED market share in the face of circumstances discussed elsewhere in this report, we may experience additional pricing pressure, which may, in turn, result in a reduction of our gross margins. Finally, any increases in costs, including any unexpected additional costs associated with the ongoing or new corrective actions or recalls relating to our AEDs, or any other quality issues related to our products that may arise in the future, would also negatively affect our gross margins. Our actual gross profit and margins will be dependent on the aggregation of these and other factors.

We expect our operating expenses to increase in 2010 due to increased expenses associated with regulatory and quality assurance as we continue to upgrade our internal capabilities in these areas. We also expect to incur higher research and development and marketing expenses associated with new product development initiatives. Further, we expect to see operating expenses increase over time due to our estimates for modest revenue growth in future periods. We will continue to monitor our operating expenses in light of our actual and anticipated future revenues and gross profit and we may need to take steps to reduce operating expenses in the future if our revenues and gross profit do not grow over time.

We expect to realize an operating loss in 2010, as we continue to invest in new product development, new product launches and as we improve our quality systems.

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

Revenues for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2009	2008 to 2009	2008	2007 to 2008	2007
	(Dollars in thousands)

Defibrillation products	$85,858	(29.6)%	$121,946	25.2%	$97,382
% of total revenue	54.8%		59.2%		53.5%
Cardiac monitoring products	53,378	(18.6)%	65,556	(4.5)%	68,624
% of total revenue	34.0%		31.8%		37.7%
Service	17,612	(5.6)%	18,651	15.7%	16,125
% of total revenue	11.2%		9.0%		8.9%

Total revenues	$156,848	(23.9)%	$206,153	13.2%	$182,131

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue from defibrillation products declined by $36.1 million, or 30%, for 2009 compared to 2008. Approximately $27.8 million of this decrease was due to reduced AED shipments to Nihon Kohden, our exclusive Japanese distribution partner, due to our relationship with that partner beginning to wind down, their introduction of competing AED products in the Japanese market and overall weakened demand in Japan. The remainder of the decrease in defibrillation products revenue was due primarily to the impact of the weak economy on demand for our AEDs in North America. Our AED sales increased slightly outside of North America and Japan, as the overall market continued to grow somewhat, despite a weak global economy.

Revenue from cardiac monitoring products decreased by $12.2 million or 19% for, 2009 as compared to 2008. The decrease in cardiac monitoring revenue in 2009 compared to the prior year was primarily due to weakness in the worldwide medical products markets as a result of the weakened global economy.

Service revenue for 2009 decreased 6%, as compared to 2008 due primarily to lower AED training and program management services related to declines in AED product sales during these same periods.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Defibrillation products revenue increased significantly for 2008 as compared to 2007 due to strong growth throughout Europe and Asia (particularly in Japan), which increased by 86% during the period. This increase was partially offset by decreases in domestic defibrillation products revenue of 18% during 2008, as compared to 2007. This decrease was due in part to exceptionally high revenue in the prior year that included multi-million dollar school and corporate AED deployments, which did not recur at the same levels in 2008. The weak U.S. economy negatively impacted defibrillation product sales, especially in the latter part of 2008.

Cardiac monitoring products revenue decreased by 4.5% for 2008 from the comparable period in 2007. We believe this was due, in part, to weakening of general economic conditions, resulting in longer buying cycles and deferred purchasing decisions for customers in this portion of our business.

Service revenue increased for 2008 as compared to 2007 due primarily to the success of our continued focus on, and promotion of, our AED training and program management services, and to a lesser extent on growth in our cardiac monitoring service contract sales.

Gross Profit

Gross profit is revenues less the cost of revenues. Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, amortization of certain intangibles, overhead costs, compensation, including stock-based compensation and other costs related to manufacturing support and logistics. Cost of revenues also includes costs associated with voluntary corrective actions related to field initiatives and recalls. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

Gross profit for the years ended December 31, 2009, 2008 and 2007 was as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2009	2008 to 2009	2008	2007 to 2008	2007
	(Dollars in thousands)

Defibrillation products	$49,487	(26.2)%	$67,053	27.3%	$52,664
% of defibrillation products revenue	57.6%		55.0%		54.1%
Corrective action costs	(21,000)	n/m	—	n/m	—
Cardiac monitoring products	21,641	(26.0)%	29,260	(8.6)%	32,000
% of cardiac monitoring products revenue	40.5%		44.6%		46.6%
Service	5,055	(15.3)%	5,970	59.1%	3,752
% of service revenue	28.7%		32.0%		23.3%

Total gross profit	$55,183	(46.0)%	$102,283	15.7%	$88,416

% of total revenue	35.2%		49.6%		48.5%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total gross profit from defibrillation products in 2009 decreased significantly compared to 2008 due primarily to: (1) significant declines in revenue and gross profit from the Japanese market compared to the prior year, and (2) the impact of the charges for our voluntary corrective actions related to AEDs in the field, totaling $21.0 million. To a lesser extent, gross profit from defibrillation products also declined due to lower overall AED sales, resulting from the weakened global economy. However, gross margin on defibrillation products in 2009 increased by 2.6% compared to 2008, due largely to lower sales volumes in the Japanese market, for which our gross margins are typically lower than for other geographic markets.

Charges associated with corrective action costs of $21.0 million incurred in 2009 represent estimated costs associated with two separate voluntary corrective actions associated with our AEDs. During the third quarter of 2009, we recorded a charge of $18.5 million related to estimated costs associated with a voluntary field corrective action intended to enhance the reliability of approximately 300,000 AEDs shipped to customers between June 2003 and June 2009. Additionally, during the fourth quarter of 2009, we recorded a charge of $2.5 million related to a voluntary recall of approximately 12,200 AEDs manufactured between October 2009 and January 2010. The estimated costs associated with these corrective actions include development expenses as well as materials, shipping and other logistical costs required to manage the corrective actions. There were no similar charges during the years ended December 31, 2008 or 2007. See the “Looking Forward” section above for additional information regarding the impact of possible corrective actions on gross profit in future periods.

Gross profit from cardiac monitoring products decreased for 2009 as compared to 2008 due principally to lower sales volumes resulting from weakened conditions in the global economy. Gross margins on cardiac monitoring products decreased for 2009 as compared to 2008 due primarily to changes in product mix toward an increased proportion of lower margin products and, to a lesser extent, to increased component parts in certain products.

Gross profit from service decreased for 2009 as compared to 2008 due principally to lower service revenues associated with our AED training and program management services related to declines in AED product sales during these same periods.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Gross profit from defibrillation products increased for 2008 as compared to 2007 due principally to higher sales to Nihon Kohden during the period, and to a lesser extent to cost efficiencies associated with increased volumes of production related to our defibrillation products.

Gross profit and gross margin from cardiac monitoring products decreased for 2008 as compared to 2007 due principally to changes in product mix as well as challenges resulting from deteriorating economic conditions during 2008.

Gross profit from service in 2008 increased as a percentage of service revenue for 2008 as compared to 2007 due in part to increased sales of higher value-added offerings and general growth in service revenue while costs remained relatively fixed.

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

Impairment of goodwill consists of pre-tax charges of $107.7 million taken in 2008, representing a write-off of the entire amount of our previously acquired goodwill, primarily resulting from our merger transaction with CSI in 2005. See Note 9 — Goodwill to the Consolidated Financial Statements in Item 8 of this report for further discussion of the impairment charge.

Litigation and related expenses include settlement costs and legal fees related primarily to three cases which were settled in the first half of 2007.

Licensing income and litigation settlement consists of non cash income of $5.5 million for the license rights given to Philips as part of the litigation settlement and a non cash gain on the transaction of $0.5 million. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Operating expenses for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2009	2008 to 2009	2008	2007 to 2008	2007
	(Dollars in thousands)

Research and development	$14,950	(9.0)%	$16,426	26.2%	$13,020
% of total revenue	9.5%		8.0%		7.1%
Sales and marketing	48,047	(5.3)%	50,733	9.8%	46,195
% of total revenue	30.6%		24.6%		25.4%
General and administrative	26,134	16.6%	22,417	16.9%	19,176
% of total revenue	16.7%		10.9%		10.5%
Impairment of goodwill	—	n/m	107,671	n/m	—
% of total revenue	0.0%		52.2%		0.0%
Litigation and related expenses	—	n/m	—	n/m	3,808
% of total revenue	0.0%		0.0%		2.1%
Licensing income and litigation settlement	—	n/m	—	n/m	(6,000)
% of total revenue	0.0%		0.0%		(3.3)%

Total operating expenses	$89,131	(54.8)%	$197,247	158.9%	$76,199

% of total revenue	56.8%		95.7%		49.0%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The decrease in research and development expenses in 2009 as compared to 2008 was due primarily to decreased labor costs resulting from restructuring programs we implemented during the first quarter of 2009 for which estimated costs were recorded in the fourth quarter of 2008. These restructuring programs resulted in lower cost structures during 2009, partially offset by increased consulting, outsourcing and severance costs during the last six months of 2009.

The decrease in sales and marketing expenses for 2009 as compared to 2008 was due in part to lower commissions related to lower total revenues, which decreased 24%. In addition, employee related labor and other costs decreased for the year ended December 31, 2009 as a result of efforts to reduce costs and prioritize spending during 2009.

The increase in general and administrative expenses for 2009 as compared to 2008 was due primarily to increases in staffing and professional services in our regulatory affairs and quality assurance functions and transition and separation costs associated with turnover of our President and Chief Executive Officer and two members of our Board of Directors during 2009.

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

Impairment of goodwill during 2008 totaled $107.7 million and represented a pre-tax full write-off of previously acquired goodwill related primarily to the merger transaction with CSI in 2005. The impairment was a result of a number of factors that existed during the fourth quarter of 2008, and primarily driven by the significant downtown in global economic conditions during this period and the related impact on our market capitalization. See Note 9 — Goodwill to the Consolidated Financial Statements in Item 8 of this report for further discussion. We had no similar expense related to impairment of goodwill or other intangible assets in 2009 or in 2007.

Litigation and related expenses for 2007 totaled $3.8 million which were comprised of settlement costs and legal fees related primarily to three cases which were settled between April and July. We had no expenses related to these same cases for the years ended December 31, 2009 or 2008.

We had no licensing income and litigation settlement benefit in 2009 or 2008. Licensing income and litigation settlement for 2007 included non cash income of $5.5 million for the license rights granted to Philips as part of the litigation settlement and a non cash gain on the transaction of $0.5 million.

Other Income and Expense

Other income, net for 2009 was $0.1 million and consisted primarily of $0.5 million income from royalty agreements and $0.1 million income associated with the implementation of a new purchase card program, substantially offset by $0.5 million in net foreign currency exchange losses.

Other income, net for 2008 was $0.6 million and consisted primarily of income from royalty agreements of $0.5 million and interest income on invested cash of $0.5 million. Additionally, other income included realized foreign currency gains related to forward exchange contracts associated with cash and accounts receivable that are denominated in currencies other than the U.S. Dollar. These realized gains were substantially offset by foreign currency losses on intercompany payables denominated in U.S. dollars owed by foreign subsidiaries.

Other income, net for 2007 was $0.8 million and consisted primarily of income from sub-lease agreements at facilities, royalty income, and foreign currency transaction gains. Interest income on invested cash was $0.5 million in 2007.

Income Taxes

During 2009 we recorded income tax expense of $42.5 million. Our worldwide effective tax rate for 2009 was 125.8% which was substantially affected by an increase to our valuation allowance against our net deferred tax assets of $54.6 million for the year ended December 31, 2009 of which $42.2 million was included in the statement of operations as deferred tax expense. We evaluated both the positive and negative evidence which existed during 2009 in making our determination to increase our valuation allowance against our deferred tax assets. Based on our evaluation of recent cumulative book losses, including the unfavorable impact of the voluntary corrective actions described above, as well as giving consideration to uncertainty regarding estimates of future profitability, we concluded that an increase to our valuation allowance was required during 2009 to reduce gross deferred tax assets to an amount that is more likely than not to be realized. As of December 31, 2009, after consideration of the valuation allowance recorded against gross deferred tax assets, the consolidated balance sheet includes a noncurrent deferred tax liability of $5.4 million relating primarily to indefinite-lived intangible assets acquired from Quinton and CSI that are not expected to reverse unless the related assets become amortizable or are impaired in future periods.

As a result of recording the valuation allowance, we effectively have not recognized a deferred tax benefit for domestic losses incurred during 2009. If in future periods we generate taxable income, we will evaluate the positive and negative evidence available at the time in order to support our analysis of the need for a valuation allowance, and as a result we may release our valuation allowance in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, we will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and will increase the recorded valuation allowance for any such additional losses. We expect to record additional tax expense in future periods related primarily to profits generated in our foreign jurisdictions in which we operate, which generally are forecasted to be marginally profitable on a financial reporting and taxable basis. Tax expense related to foreign jurisdictions was $1.0 million for the year ended December 31, 2009.

During 2008 we recorded income tax expense of $4.1 million compared to income tax expense of $4.9 million in 2007. Our worldwide effective tax rate for 2008 was 4% and was materially affected by the pre-tax goodwill impairment charge of $107.7 million, of which substantially all was nondeductible for federal and state income tax purposes. Accordingly, substantially all of our 2008 income tax expense was based on income excluding this impairment charge. Our worldwide effective tax rate applicable to income excluding the goodwill impairment charge was approximately 31%. This worldwide effective tax rate was down from our 2007 worldwide effective tax rate of 37% due in part to a shift in income from the U.S. to foreign jurisdictions with lower income tax rates, an increase in federal and state research and development credits as well as a slight decrease in our 2008 state effective tax rate.

The worldwide effective tax rate for 2007 was 37% and resulted from our federal and state effective tax rates, partially offset by research and development credits earned during the same period.

Liquidity and Capital Resources

Cash flows for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Year Ended		Year Ended		Year Ended
	December 31,	% Change	December 31,	% Change	December 31,
	2009	2008 to 2009	2008	2007 to 2008	2007
	(Dollars in thousands)

Cash provided by (used in) operating activities	$(4,943)	(127.9)%	$17,743	33.4%	$13,297
Cash used in investing activities	(4,170)	2.2%	(4,262)	(12.5)%	(3,788)
Cash provided by financing activities	864	12.4%	769	(7.1)%	828
Effect of exchange rate changes on cash	460	87.0%	246	n/m	3

Total change in cash and cash equivalents	$(7,789)	(153.7)%	$14,496	40.2%	$10,340

Cash used in operating activities of $4.9 million in 2009 resulted from our net loss of $77.0 million, substantially offset by non cash items included in net income, excluding cash, of $51.2 million, a decrease in accounts receivable of $8.9 million, and an increase in current liabilities, most notably the $15.2 million estimate for the corrective action liabilities, for which cash will be expended in future periods. Cash provided by operating activities of $17.7 million for 2008 resulted from our net loss of $98.4 million plus net non cash items included in net loss of $119.3 million (including the pre-tax goodwill impairment charge of $107.7 million) and a net increase in working capital, excluding cash, of $3.6 million. Cash provided by operating activities of $13.3 million for 2007 resulted from our net income of $8.5 million plus net non cash items included in net income of $7.5 million, reduced by a net increase in working capital of $2.7 million.

We anticipate that we will continue to use cash in operations during 2010 due in part to our anticipation of operating losses for the year and also due to the cash requirements associated with satisfying our obligations under the two previously mentioned voluntary corrective actions associated with our AEDs. Our use of cash to fund operations may be further impacted by other general business factors such as our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses. Our ability to grow the business through possible acquisitions funded by cash or other borrowing has been reduced substantially in the foreseeable future as we plan to use a significant amount of our existing cash and cash equivalents during 2010.

Net cash used in investing activities of $4.2 million and $4.3 million for 2009 and 2008, respectively, consisted primarily of payments for capital expenditures related to investments in information technology and new manufacturing equipment and tooling for products under development, and to a lesser extent, expenditures related to leasehold improvements at our facility in Laguna Hills, CA during 2008.

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

Net cash provided by financing activities for 2009, 2008 and 2007 consisted primarily of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan less minimum tax withholdings on restricted stock awards remitted to taxing authorities.

As of December 31, 2009, we had cash and cash equivalents totaled $26,9 million. We expect to incur operating losses in 2010 and to use cash in operations. We have recently initiated two voluntary corrective actions relating to its AED products, the costs of which have been estimated at $21.0 million. The costs recorded are estimates and actual costs that the company will incur to carry out the corrective actions could be more or less than the $15.2 million that is remaining in our accrued corrective action liabilities on the consolidated balance sheets as of December 31, 2009. However, we expect to spend substantially all of the required costs associated with these two voluntary corrective actions during 2010 which will negatively impact our cash position. We believe our existing cash and cash equivalents will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions, through at least December 31, 2010.

However, we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. As discussed in Note 2, in February 2010, we received a warning letter from the FDA noting, among other things, that the voluntary field corrective action undertaken in November 2009 is inadequate. While we are in ongoing discussions with the FDA regarding this issue, we may need to take different or additional actions than anticipated depending on the outcome of those discussions. If we are unable to satisfy the FDA’s concerns, we may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of our products and/or civil monetary penalties. Any such actions could significantly disrupt its ongoing business and operations and have a material adverse effect on its financial position and results of operations. Additionally, the above issues and other matters, such as the recent re entry into the market of the former AED market leader, may adversely impact our projected revenues in the near term. Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods.

At December 31, 2009, we did not have any borrowings under our existing $10.0 million line of credit agreement with Silicon Valley Bank. This line of credit agreement, which originally expired in January 2010, has been extended through March 2010 and we are currently negotiating for a renewed line of credit that would extend for a year or more. There can be no assurance that we will be successful in securing a renewed line of credit and, if not, we may be required to seek alternative sources of financing that may be more expensive and have more restrictive covenants and conditions.

Given the above factors, we plan to closely monitor our projected operating results and cash balances during 2010. If we are not successful in obtaining additional financing and, to the extent our operating results are not in line with our projected results, we would have the intent to reduce costs, to the extent necessary, to enable us to continue operations through at least December 31, 2010. While such cost reductions might negatively impact future growth opportunities, we believe we have the ability to make such reductions, should they be necessary.

In addition, we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see Part I, Item 1A Risk Factors included in this Annual Report on Form 10-K. In addition, we are continually considering other acquisitions that would complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing, or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

Contractual Obligations

The table below summarizes our contractual obligations and other commercial commitments as of December 31, 2009 (amounts in thousands):

		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$12,786	$2,133	$4,210	$3,258	$3,185
Purchase obligations	32,916	32,916	—	—	—

Total contractual obligations	$45,702	$35,049	$4,210	$3,258	$3,185

Purchase obligations consist of outstanding purchase orders issued in the normal course of business.

At December 31, 2009 we had performance bonds of $0.1 million outstanding which were collateralized by letters of credit issued by Silicon Valley Bank in connection with various sales contracts or financing arrangements.

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

CARDIAC SCIENCE CORPORATION
AND SUBSIDIARIES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework as of December 31, 2009 in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009, which is included on page 52.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Cardiac Science Corporation:

We have audited the accompanying consolidated balance sheets of Cardiac Science Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. We also have audited Cardiac Science Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardiac Science Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting on page 51. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardiac Science Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for minority interests as required by Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (included in FASB ASC Topic 810, “Consolidation”), effective January 1, 2009. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Cardiac Science Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Seattle, Washington
March 15, 2010

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$26,866	$34,655
Accounts receivable, net of allowance for doubtful accounts of $1,017 and $1,186, respectively	24,228	31,665
Inventories	23,581	24,692
Deferred income taxes	—	8,366
Prepaid expenses and other current assets	3,702	3,144

Total current assets	78,377	102,522
Other assets	872	428
Machinery and equipment, net of accumulated depreciation and amortization
of $17,490 and $15,190, respectively	8,406	6,994
Deferred income taxes	31	28,452
Intangible assets, net of accumulated amortization of $17,876 and $13,889, respectively	27,988	31,278
Investments in unconsolidated entities	386	534

Total assets	$116,060	$170,208

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,030	$12,711
Accrued liabilities	12,216	13,535
Warranty liability	4,028	3,796
Deferred revenue	7,919	7,918
Corrective action liabilities	15,249	—

Total current liabilities	50,442	37,960
Deferred income taxes	5,389	—

Total liabilities	55,831	37,960
Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of December 31, 2009 and 2008, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 23,566,320 and 22,998,364 shares issued and outstanding at December 31, 2009 and 2008, respectively	231,159	227,303
Accumulated other comprehensive income (loss)	304	(70)
Accumulated deficit	(172,527)	(95,530)

Total Cardiac Science Corporation shareholders’ equity	58,936	131,703
Noncontrolling interests	1,293	545

Total equity	60,229	132,248

Total liabilities and equity	$116,060	$170,208

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues:
Products	$139,236	$187,502	$166,006
Service	17,612	18,651	16,125

Total revenues	156,848	206,153	182,131

Cost of Revenues:
Products	68,108	91,189	81,342
Corrective action costs	21,000	—	—
Service	12,557	12,681	12,373

Total cost of revenues	101,665	103,870	93,715

Gross profit	55,183	102,283	88,416

Operating Expenses:
Research and development	14,950	16,426	13,020
Sales and marketing	48,047	50,733	46,195
General and administrative	26,134	22,417	19,176
Impairment of goodwill	—	107,671	—
Litigation and related expenses	—	—	3,808
Licensing income and litigation settlement	—	—	(6,000)

Total operating expenses	89,131	197,247	76,199

Operating income (loss)	(33,948)	(94,964)	12,217

Other Income:
Interest income	66	489	479
Interest expense	—	—	(77)
Other income, net	102	635	799

Total other income	168	1,124	1,201

Income (loss) before income tax expense	(33,780)	(93,840)	13,418
Income tax expense	(42,462)	(4,093)	(4,924)

Net income (loss)	(76,242)	(97,933)	8,494
Less: net income attributable to noncontrolling interests	(755)	(451)	(4)

Net income (loss) attributable to Cardiac Science Corporation	$(76,997)	$(98,384)	$8,490

Net income (loss) per share attributable to
Cardiac Science Corporation:
Basic	$(3.31)	$(4.30)	$0.37
Diluted	$(3.31)	$(4.30)	$0.37
Weighted average shares outstanding:
Basic	23,263,717	22,869,920	22,697,113
Diluted	23,263,717	22,869,920	23,197,911

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Total
					Cardiac
			Accumulated	Retained	Science
			Other	Earnings	Corporation
			Comprehensive	(Accumulated	Shareholders’	Noncontrolling	Total
	Shares	Amount	Income (Loss)	Deficit)	Equity	Interests	Equity
	(In thousands)

Balance, December 31, 2006	22,598	$221,213	$20	$(5,636)	$215,597	$75	$215,672
Issuance of common stock upon exercise of stock options	74	368	—	—	368	—	368
Stock-based compensation	—	2,257	—	—	2,257	—	2,257
Proceeds from issuance of stock under employee stock purchase plan	80	553	—	—	553	—	553
Stock awards	44	—	—	—	—	—	—
Minimum tax withholding on stock awards	(14)	(141)	—	—	(141)	—	(141)
Investment in consolidated joint venture by noncontrolling interest	—	—	—	—	—	48	48
Comprehensive income :
Net income	—	—	—	8,490	8,490	4	8,494
Unrealized gain on available-for-sale securities, net of income tax effect of $87	—	—	147	—	147	—	147

Total comprehensive income					8,637	4	8,641

Balance, December 31, 2007	22,782	224,250	167	2,854	227,271	$127	227,398
Issuance of common stock upon exercise of stock options	86	500	—	—	500	—	500
Stock-based compensation	—	2,194	—	—	2,194	—	2,194
Proceeds from issuance of stock under employee stock purchase plan	90	603	—	—	603	—	603
Stock awards	60	—	—	—	—	—	—
Minimum tax withholding on stock awards	(20)	(244)	—	—	(244)	—	(244)
Purchase of noncontrolling interest	—	—	—	—	—	(33)	(33)
Comprehensive income (loss):
Net income (loss)	—	—	—	(98,384)	(98,384)	451	(97,933)
Unrealized loss on available-for-sale securities, net of income tax effect of ($65)	—	—	(128)	—	(128)	—	(128)
Foreign currency translation adjustments	—	—	(109)	—	(109)	—	(109)

Total comprehensive income (loss)					(98,621)	451	(98,170)

Balance, December 31, 2008	22,998	227,303	(70)	(95,530)	131,703	545	132,248
Issuance of common stock upon
exercise of stock options	193	528	—	—	528	—	528
Stock-based compensation	—	2,670	—	—	2,670	—	2,670
Proceeds from issuance of stock under employee stock purchase plan	169	464	—	—	464	—	464
Stock awards	148	—	—	—	—	—	—
Minimum tax withholding on stock awards	(42)	(128)	—	—	(128)	—	(128)
Issuance of common stock in asset acquisition	100	322	—	—	322	—	322
Comprehensive income (loss):
Net income (loss)	—	—	—	(76,997)	(76,997)	755	(76,242)
Unrealized loss on available-for-sale securities, net of income tax effect of ($37)	—	—	(110)	—	(110)	—	(110)
Foreign currency translation adjustments	—	—	484	—	484	(7)	477

Total comprehensive income (loss)					(76,623)	748	(75,875)

Balance, December 31, 2009	23,566	$231,159	$304	$(172,527)	$58,936	$1,293	$60,229

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities:
Net income (loss)	$(76,242)	$(97,933)	$8,494
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,645	2,173	2,233
Gain on disposal of machinery and equipment	—	—	(16)
Depreciation and amortization	6,294	6,327	6,746
Impairment of goodwill	—	107,671	—
Licensing income and litigation settlement	—	—	(6,000)
Deferred income taxes	42,215	3,093	4,494
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	8,939	(2,825)	(2,468)
Inventories	1,100	(2,877)	(4,153)
Prepaid expenses and other assets	(2,545)	(645)	(304)
Accounts payable	(1,511)	(543)	1,031
Accrued liabilities	(1,320)	2,940	1,531
Warranty liability	232	585	679
Corrective action liabilities	15,249	—	—
Deferred revenue	1	(223)	1,030

Net cash provided by (used in) operating activities	(4,943)	17,743	13,297

Investing Activities:
Purchases of short-term investments	—	(845)	(1,240)
Maturities of short-term investments	—	1,195	1,437
Purchases of machinery and equipment	(3,856)	(3,911)	(2,014)
Purchases of intangibles	(370)	—	—
Purchase of patents as part of litigation settlement	—	—	(1,000)
Proceeds from repayment of notes	110	38	—
Cash paid for acquisitions	(54)	(739)	(971)

Net cash used in investing activities	(4,170)	(4,262)	(3,788)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	992	1,103	921
Minimum tax withholding on stock awards	(128)	(244)	(141)
Investment in consolidated joint venture by noncontrolling interest	—	—	48
Purchase of shares from noncontrolling interest	—	(90)	—

Net cash provided by financing activities	864	769	828

Effect of exchange rate changes on cash and cash equivalents	460	246	3

Net change in cash and cash equivalents	(7,789)	14,496	10,340
Cash and cash equivalents, beginning of period	34,655	20,159	9,819

Cash and cash equivalents, end of period	$26,866	$34,655	$20,159

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$420	$1,026	$338
Cash paid for interest	—	—	$25
Supplemental disclosures of noncash investing and financing activities:
Intangible assets acquired in licensing income and litigation settlement	$—	—	$6,000
Increase (decrease) in accrued machinery and equipment purchases	$(212)	$396	—
Conversion of accounts receivable to note receivable	$228	$330	—
Acquisitions of intangible assets	$322	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization and Description of Business

Cardiac Science develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AED), electrocardiograph devices (ECG/EKG), cardiac stress test treadmills and systems, Holter monitoring systems, hospital defibrillators, cardiac rehabilitation telemetry systems, vital signs and spot check monitors, and cardiology data management systems (informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. The company sells a variety of related products and consumables and provides a portfolio of training, maintenance, and support services. Cardiac Science, the successor to the cardiac businesses that established the trusted Burdick®, Quinton® and Powerheart® brands, is headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, the company has operations in North America, Europe, and Asia.

The Company is the result of the combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) pursuant to a merger transaction (“Merger”) that was completed on September 1, 2005.

Basis of Presentation

Basis of Presentation

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB”. The FASB sets U.S. generally accepted accounting principles (“U.S. GAAP”) that the Company follows to ensure it consistently reports its financial position, results of operations, and cash flows. References to U.S. GAAP issued by the FASB in the Company’s notes to its consolidated financial statements are to the FASB Accounting Standards Codification, sometimes referred to as the “Codification” or “ASC”. The Codification was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and has conformed its consolidated financial statements and related notes to the Codification for the year ended December 31, 2009.

The accompanying consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint ventures. All intercompany accounts and transactions have been eliminated.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (included in FASB ASC Topic 810, “Consolidation”). The guidance requires, among other things, that noncontrolling interests be separately presented as a component of equity on the consolidated balance sheets, and applied prospectively with the exception of presentation and disclosure requirements. As a result of the adoption of this guidance, the Company reclassified $545,000, $127,000, and $75,000 of minority interests previously classified in the mezzanine section (after total liabilities and before shareholders’ equity) as of December 31, 2008, 2007, and 2006, respectively, to noncontrolling interests within “Equity” on the consolidated balance sheets and included changes to noncontrolling interests in the statements of equity and comprehensive income (loss). The Company also modified the format of the consolidated statements of operations to conform to the disclosure requirements of this guidance for all periods presented. The presentation and disclosure requirements have been retrospectively applied for all periods presented. The adoption of this guidance had no impact on net income (loss) attributable to Cardiac Science Corporation.

Liquidity

As of December 31, 2009, the Company’s cash and cash equivalents totaled $26,900,000. The Company expects to incur operating losses in 2010 and to use cash in operations. The Company has recently initiated two voluntary corrective actions relating to its AED products, the costs of which have been estimated at $21,000,000. The costs recorded are estimates and actual costs that the company will incur to carry out the corrective actions could be more or less than the $15,249,000 that is remaining in the Company’s accrued corrective action liabilities on the consolidated

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheets as of December 31, 2009. However, the Company expects to spend substantially all of the required costs associated with these two voluntary corrective actions during 2010 which will negatively impact the Company’s cash position. The Company believes its existing cash and cash equivalents will be sufficient to fund its anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions, through at least December 31, 2010.

However, the Company may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. As discussed in Note 2, in February 2010, the Company received a warning letter from the FDA noting, among other things, that the voluntary field corrective action undertaken in November 2009 is inadequate. While the Company is in ongoing discussions with the FDA regarding this issue, the Company may need to take different or additional actions than anticipated depending on the outcome of those discussions. If the Company is unable to satisfy the FDA’s concerns, the Company may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of our products and/or civil monetary penalties. Any such actions could significantly disrupt its ongoing business and operations and have a material adverse effect on its financial position and results of operations. Additionally, the above issues and other matters, such as the recent re entry into the market of the former AED market leader, may adversely impact the Company’s projected revenues in the near term. Accordingly, the Company may be required to reduce costs, which could adversely impact the Company’s forecasts for revenue growth in future periods.

Furthermore, the Company may be forced to borrow or obtain additional sources of financing in order to sustain its operations. At December 31, 2009, the Company did not have any borrowings under its existing $10,000,000 line of credit agreement with Silicon Valley Bank. This line of credit agreement, which originally expired in January 2010, has been extended through March 2010 and the Company is currently negotiating for a renewed line of credit that would extend for a year or more. There can be no assurance that the Company will be successful in securing a renewed line of credit and, if not, it may be required to seek alternative sources of financing that may be more expensive and have more restrictive covenants and conditions. The Company may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.

Given the above factors, the Company plans to closely monitor its projected operating results and cash balances during 2010. If the Company is not successful in obtaining additional financing and, to the extent the Company’s operating results are not in line with its projected results, the Company would have the intent to reduce costs, to the extent necessary, to enable the Company to continue operations through at least December 31, 2010. While such cost reductions might negatively impact future growth opportunities, the Company believes it has the ability to make such reductions, should they be necessary.

Use of Estimates

The preparation of the consolidated financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the adequacy of our liabilities for corrective actions, the valuation of stock awards, the fair value of patent rights, intra-period tax allocation, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, including goodwill, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents

Highly liquid investments with a maturity at the date of purchase of three months or less are considered cash equivalents.

Short-term Investments

The Company’s short-term investments are classified as available-for-sale. At December 31, 2007 short-term investments consisted of investment grade commercial paper and U.S. government and agencies’ discount notes maturing within one year. The securities are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income (loss), net of tax. Realized gains or losses on the sale of marketable securities are identified on a specific identification basis and are reflected as a component of interest income or expense.

The Company had no short-term investments at December 31, 2009 or December 31, 2008. There were no significant realized gains or losses on the sale of short-term investments during the years ended December 31, 2009 and 2008. Gross unrealized gains and losses at December 31, 2009 and 2008 were not significant.

Accounts Receivable

Accounts receivable represent a significant portion of the Company’s assets. Management makes estimates of the collectability of accounts receivable, including analyzing historical write-offs, changes in the Company’s internal credit policies and customer concentrations when evaluating the adequacy of the Company’s allowance for doubtful accounts. Different estimates regarding the collectability of accounts receivable may have a material impact on the timing and amount of reported bad debt expense and on the carrying value of accounts receivable.

Inventories

Inventory is valued at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and factory overhead. The Company records inventory write-downs based on its estimate of excess and/or obsolete inventory.

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

The Company capitalizes direct development costs associated with internal-use software, including external direct costs of materials and services, and payroll costs for employees devoting time to the software projects. These costs are included within “Machinery and Equipment’ and are amortized on a straight-line basis over the estimated useful life of the software once it is available for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

The Company’s indefinite lived intangible assets are comprised primarily of the Burdick and Cardiac Science trade names which were acquired in the Company’s acquisitions of Spacelabs Burdick, Inc. (“Burdick”) in 2003 and the merger transaction between Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) in 2005. Management uses judgment to estimate the useful lives of each intangible asset. The Company believes the Burdick and Cardiac Science trade names have indefinite lives, and accordingly, values of the trade names are not amortized.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically reevaluates its conclusion that the trade names have indefinite lives and makes a judgment about whether there are factors that would limit the ability to benefit from the trade names in the future. If there were such factors, the Company would amortize the value of the trade names. Trade name indefinite lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate the asset may be impaired. Trade name intangible assets are reviewed for impairment by comparing the fair value of the asset to its carrying value. The Company uses judgment to estimate the fair value of trade names. The judgment about fair value is based primarily on expectations of future cash flows and an appropriate discount rate.

The Company evaluated their indefinite lived intangible assets for impairment during 2009 and 2008 and determined no impairment was necessary for its indefinite lived intangible assets and did not record an impairment charge during either period.

Valuation of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on the Company’s consolidated statements of operations and as a reduction to the asset group if it is concluded that the fair market value of the asset group is less than its carrying value. The Company uses judgment to estimate the useful lives of its intangible assets subject to amortization and evaluate the remaining useful lives annually.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

The Company evaluated their long-lived assets for impairment during 2009 and 2008 and determined no impairment was necessary for its long-lived assets and did not record an impairment charge during either period.

Goodwill

Goodwill recorded through 2008, represented the excess of cost over the estimated fair value of net assets acquired primarily in connection with Quinton’s acquisitions of a medical treadmill manufacturing line in 2002, the acquisition of Burdick in 2003 and in connection with the merger transaction between Quinton and CSI in September 2005. In accordance with authoritative guidance issued by the FASB, goodwill is not amortized and the Company tests goodwill for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. The Company determined that it has one reporting unit, consisting of general cardiology products, which also includes the product service business.

Authoritative guidance issued by the FASB requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is potentially impaired, thus the second step of the goodwill impairment test is used to quantify the amount of any impairment that exists. Management estimated the fair value of the Company’s reporting unit was less than the carrying value during the fourth quarter of 2008 and ultimately recorded a write-off of all previously acquired goodwill totaling $107,671,000. See Note 9 for further discussion of the impairment charge. The Company did not enter into any business combinations during the year ended December 31, 2009 and thus no new goodwill has been recorded since this impairment charge was recorded.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Income Taxes

The Company accounts for income taxes under the asset and liability method under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

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

Restructuring Costs

In December 2008, the Company decided to implement a restructuring plan. The restructuring plan included a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure, become more flexible and efficient in operations, and operate profitably in a range of scenarios related to economic uncertainty. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 related to this restructuring and other terminations resulting from the realignment of the research and development organization. As of December 31, 2009, all obligations related to this restructuring had been paid.

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

The Company offers limited volume price discounts and rebates to certain distributors. Volume price discounts are on a per order basis based on the size of the order and are netted against the revenue recorded at the time of

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shipment. The Company has some arrangements with key distributors that provide for volume discounts based on meeting certain quarterly or annual purchase levels or based on sales volumes of certain of our products during a defined period when they offer a promotion. Rebates are accrued for as incurred and are recorded as offset to revenue.

The Company accounts for the licensing of software and arrangements where software is considered more than incidental to the product as software revenue arrangements. The Company uses judgment when determining the appropriate accounting for our software revenue arrangements, including whether an arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. A portion of software revenue is recorded as unearned due to undelivered elements including, in some cases, software implementation and post-delivery support. The amount of revenue allocated to undelivered elements is based on the sales price of each element when sold separately (VSOE) using the residual method.

Revenue from post-delivery support is recognized over the service period, which is typically one year and revenue from software implementation services is recognized as the services are provided (based on VSOE of fair value). When significant implementation activities are required, the Company recognizes revenue upon completion of the installation. Changes to the elements in a software arrangement and the ability to identify VSOE of fair value for those elements could materially impact the amount of earned and unearned revenue.

The Company considers program management packages and training and other services as separate units of accounting when sold with an AED based on the fact that the items have value to the customer on a stand alone basis and could be acquired from another vendor. Fair value is determined to be the price at which they are sold to customers on a stand alone basis. Training revenue is deferred and recognized at the time the training occurs. AED program management services revenue, pursuant to annual or multi-year agreements that exist with some customers pursuant to annual or multi-year terms, is deferred and amortized on a straight-line basis over the related contract period.

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

Freight charges billed to customers and included in revenue were approximately $1,837,000, $2,259,000 and $2,306,000 in 2009, 2008 and 2007, respectively. The associated expense is classified within cost of revenues in the accompanying consolidated statements of operations.

Sales Returns

The Company provides a reserve against revenue for estimated product returns. The amount of this reserve is evaluated quarterly based upon historical trends.

Segment Reporting

Authoritative guidance issued by the FASB requires public companies to disclose certain information about each of their reportable segments. Based on the similar economic and operating characteristics of the components of

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s business, the Company has one reportable segment, which markets various non-invasive cardiology products and services. See Note 3, Segment Reporting, for further discussion.

Export Sales

For the years ended December 31, 2009, 2008 and 2007, export sales were 33%, 39% and 26%, respectively, of total revenues. Export sales are primarily denominated in U.S. dollars. Accordingly, the Company did not incur significant foreign currency transaction gains or losses.

Foreign Currency Transactions and Translation

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

The Company maintains the financial statements in the local currency of the countries in which its consolidated joint ventures, Cardiac Science Shanghai and Cardiac Science France are located, as well as its wholly owned subsidiaries in the U.K. and Germany. Thus, assets and liabilities are translated to U.S. dollars at exchange rates in effect at period end for consolidated reporting. Translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity and in noncontrolling interests within total equity. Gains and losses on foreign currency transactions are included in operations and were not significant in any period.

Advertising Costs

The cost of advertising is expensed as incurred. During the years ended December 31, 2009, 2008 and 2007, the Company incurred advertising expenses of $671,000, $870,000 and $1,327,000, respectively.

Warranty and Corrective Action Costs

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

The Company provides for additional warranty costs associated with field corrective actions and other product recalls when the likelihood of incurring costs associated with these matters becomes probable and estimable. The Company records estimated warranty costs associated with field corrective actions and product recalls as part of cost of revenues on the consolidated statements of operations and within corrective action liabilities on the consolidated balance sheets.

During 2009, the Company recorded estimated costs of $21,000,000 related to two separate voluntary corrective actions associated with its AEDs classified in the consolidated statements of operations as corrective action costs. The estimated costs associated with these corrective actions required significant judgment related to the nature and timing of costs that will be incurred, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by them to carry out the

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiatives, the customer response rate in implementing any field upgrades or recalls, the level of required follow up with customers, the extent to which the Company may rely on third parties to assist with portions of executing on its plans to carry out the corrective actions, and the length of time and other resources required to complete the corrective actions, among others. The Company evaluates the adequacy of its accruals for these corrective actions on a regular basis and will make adjustments to its estimates if facts and circumstances indicate that changes to the initial estimates are appropriate.

Research and Development Costs

Research and development costs are expensed as incurred.

Noncontrolling Interests

The Company reports its noncontrolling interests in consolidated subsidiaries and joint ventures (previously referred to as “minority interests”) as a component of equity in the Company’s consolidated balance sheets separate from the parent’s equity. Transactions that do not result in the deconsolidation of the subsidiary are recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership, or a deconsolidation of the subsidiary, are recorded in net income (loss) with the gain or loss measured at fair value.

Comprehensive Income (Loss)

For the Company, components of other comprehensive income consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects and translation adjustments related to consolidation of financial statements from international operations.

Accumulated other comprehensive income (loss) consists of the following:

	December 31,
	2009	2008
	(In thousands)

Unrealized gain on securities, net of income tax effect of zero and ($37), respectively	$(71)	$39
Foreign currency translation adjustments	375	(109)

Total accumulated other comprehensive income (loss)	$304	$(70)

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

Stock-Based Compensation

Stock-based compensation expense is recognized in the consolidated financial statements for granted stock options and for expense related to the Employee Stock Purchase Plan (“ESPP”), since the related purchase discounts exceeded the amount allowed for non-compensatory treatment. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of December 31, 2005, based on the grant date fair value. Further, forfeitures are estimated for share-based

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards that are not expected to vest. Compensation expense for non-vested stock awards is based on the market price on the grant date and is recorded equally over the vesting period.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to Cardiac Science Corporation:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share data)

Numerator:
Net income (loss) attributable to Cardiac Science Corporation	$(76,997)	$(98,384)	$8,490

Denominator:
Weighted average shares for basic calculation	23,263,717	22,869,920	22,697,113
Incremental shares from employee stock options, non-vested stock awards and ESPP	—	—	500,798

Weighted average shares for diluted calculation	23,263,717	22,869,920	23,197,911

The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted income (loss) per share:

	Year Ended December 31,
	2009	2008	2007

Antidilutive shares issuable upon exercise of stock options	3,129,923	2,896,877	2,459,875
Antidilutive shares issuable upon exercise of warrants	—	237,775	288,984
Antidilutive shares related to non-vested stock awards and ESPP	1,215,460	289,836	194,904

Total	4,345,383	3,424,488	2,943,763

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

Customer and Vendor Concentrations

The following table summarizes the customers accounting for 10% or more of our total revenues:

	Year Ended December 31,
Customer	2009	2008	2007

Nihon Kohden Corporation	*	19%	11%

*	Did not exceed 10%.

On June 15, 2009, the Company notified Nihon Kohden Corporation (“Nihon Kohden”), its exclusive distributor of AEDs in Japan, that its OEM Supply and Purchase Agreement dated effective as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. The Company elected to terminate the OEM Agreement in order to explore alternative means of distributing its AED products in Japan, which may or may not include further collaboration with Nihon Kohden.

The following table summarizes the vendors accounting for 10% or more of our purchases:

	Year Ended December 31,
Vendor	2009	2008	2007

Vendor 1	14%	18%	16%

Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company uses the net method (excluded from revenue) for reporting taxes that are assessed by a governmental authority that are directly imposed on revenue-producing transactions, i.e. sales, use and value-added taxes.

Reclassifications

Certain reclassifications of 2008 and 2007 amounts have been made for consistent presentation with 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s financial statements.

In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of December 31, 2009.

In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition”. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of December 31, 2009.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Corrective Action Liabilities

The Company recorded estimated charges totaling $21,000,000 during the year ended December 31, 2009 related to two separate voluntary corrective actions associated with the Company’s AED products. These estimated charges were comprised of $18,500,000 for a field initiative associated with nearly 300,000 AEDs manufactured between June 2003 and June 2009 and $2,500,000 for a voluntary medical device recall of approximately 12,200 AEDs manufactured between October 2009 and January 2010. These charges are included in cost of revenues on the consolidated statements of operations and in corrective action liabilities on the consolidated balance sheets.

The Company’s corrective action liabilities are summarized as follows (amounts in thousands):

		Charged to
	Beginning	Product Cost			End of
	of Period	of Revenues	Adjustments	Expenditures	Period
	(In thousands)

Year ended December 31, 2009	$—	$21,000	$—	$(5,751)	$15,249

At the end of the second quarter of 2009, the Company had voluntarily ceased shipments of certain of its AED products due to two instances the Company became aware of involving the failure of AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED products. On August 10, 2009, the Company resumed production and shipments of the AED products after implementing a more stringent process to test for defects in the component at issue. As a result of the implementation of this more stringent testing process, the Company believes that all products shipped after August 10, 2009 are unaffected by this quality issue. Substantially all of the orders received prior to and during the period of time in which the Company was not shipping its AED products were fulfilled and shipped to customers by the end of the third quarter of 2009.

During the third quarter of 2009, the Company conducted a thorough review and analysis of the potential for certain of its AED products shipped prior to August 10, 2009 to fail to perform a rescue due to the component issue described above. The Company determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. The Company also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. The Company has initiated a field corrective action to enhance the reliability of the affected AED units in the field through a software update related to the AEDs’ routine self test functionality. The Company is in the process of developing the software update and planning the logistics associated with addressing this field initiative which is anticipated to begin during the first quarter of 2010.

During the first quarter of 2010, the Company announced it was initiating a worldwide voluntary medical device recall after determining that approximately 12,200 AEDs may not be able to deliver therapy during a resuscitation attempt, which may lead to serious adverse events or death. These AEDs were manufactured in a way that makes them potentially susceptible to failure under certain conditions. The Food & Drug Administration (“FDA”) has been informed of this situation. Relating to this announcement, the Company recorded a charge of $2,500,000 in the fourth quarter of 2009, reflecting its current estimate of the expected costs relating to this matter.

The costs of these voluntary corrective actions are estimates. The actual costs incurred by the Company to implement the voluntary corrective actions could vary significantly based on an number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by the Company to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which the Company relies on third party assistance to carry out the corrective actions, and the length of time and other resources required to complete the corrective actions, among others. Moreover, the Company cannot be certain whether its proposed plan to address the component issues described above will be acceptable, or whether it may need to address other issues relating to the reliability of its AED products, until it concludes discussions with the FDA and other stakeholders.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2010, the Company received a warning letter from the FDA noting, among other things, that the voluntary field corrective action it announced in November 2009 is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserts other inadequacies, including the Company’s procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. The Company is in ongoing discussions with the FDA regarding these issues. The Company may need to take different or additional actions than anticipated depending on the outcome of those discussions.

Although the estimated costs of the voluntary corrective actions have been charged to the consolidated statement of operations and recorded as liabilities on the consolidated balance sheet as of December 31, 2009, the Company expects that the majority of the funds needed to carry out the corrective actions will be expended in 2010, which will likely have a negative impact on cash flows during 2010 and possibly later periods. Further, as a result of these charges, the Company also considered the impact the corrective actions could have on the carrying value of indefinite lived intangible assets or other long lived assets including property and equipment and intangible assets subject to amortization, or the realizability of its inventories as of December 31, 2009. Based on the Company’s analysis, it was determined that no additional adjustments were required to be made to the carrying value of these assets as of December 31, 2009.

The results of the Company’s evaluation of the component issues described herein and any responsive actions taken by the Company are subject to significant uncertainty. The Company’s policy is to assess the likelihood of any potential corrective actions, voluntary or not, associated with its products as well as ranges of possible or probable costs associated with such activities, when appropriate. A determination of the amount of the liability required for this or other contingencies is made after an analysis of each known issue. A liability is recorded and charged to cost of revenues if and when the Company determines that a loss is probable and the amount of the loss can be reasonably estimated. Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable.

3.	Segment Reporting

The Company is required to disclose selected information about operating segments. The Company also reports related disclosures about products and services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Company’s chief operating decision makers, or decision making group, to perform resource allocations and performance assessments.

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes revenues by product line:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Defibrillation products	$85,858	$121,946	$97,382
Cardiac monitoring products	53,378	65,556	68,624
Service	17,612	18,651	16,125

Total	$156,848	$206,153	$182,131

The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$105,811	$125,172	$135,646
Foreign	51,037	80,981	46,485

Total	$156,848	$206,153	$182,131

Foreign revenues include $11,308,000, $39,033,000 and $19,787,000 attributed to Nihon Kohden, our exclusive distributor of AEDs in Japan, during 2009, 2008 and 2007, respectively.

On June 15, 2009, the Company notified Nihon Kohden, its distributor of AEDs in Japan, that its exclusive OEM Supply and Purchase Agreement dated effective as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. The Company elected to terminate the OEM Agreement in order to explore alternative means of distributing its AED products in Japan, which may or may not include further collaboration with Nihon Kohden.

Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.

4.	Restructuring Costs

In December 2008, the Company implemented a restructuring plan which included a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure, become more flexible and efficient in operations, and operate profitably in a range of scenarios related to economic uncertainty. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 as management having the appropriate authority determined the amount of benefits were probable and estimable as of December 31, 2008. As of December 31, 2009, all costs associated with this restructuring were paid. There were no similar restructuring costs accrued at December 31, 2009.

The Company’s 2005 merger transaction with CSI resulted in excess facilities and redundant employee positions totaling $2,709,000, which was reduced to zero as of January 2009 as a result of cash expenditures over time.

Cash payments relating to the excess facilities and redundant employee accrual for the Company’s 2005 merger transaction with CSI have been classified as a component of cash paid for acquisitions in the accompanying consolidated statements of cash flows, which totaled $54,000, $625,000, and $971,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Cash payments relating to the December 2008 restructuring have been classified as a component of the change in accrued liabilities as part of operating activities in the

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying statements of cash flows, totaling $955,000 and $248,000 during the years ended December 31, 2009 and 2008, respectively.

5.	Inventories

Inventory is valued at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and factory overhead. Inventories were comprised of the following as of December 31:

	2009	2008
	(In thousands)

Raw materials	$18,752	$20,871
Finished goods	4,829	3,821

Total inventories	$23,581	$24,692

6.	Machinery and Equipment

Machinery and equipment includes the following as of December 31 (amounts in thousands):

	Depreciable
	Lives		2009	2008

Equipment	(2-14 years	)	$20,019	$16,853
Furniture and fixtures	(2-13 years	)	2,609	2,444
Leasehold improvements	(1-10 years	)	3,268	2,887

Subtotal			25,896	22,184
Less: Accumulated depreciation and amortization			(17,490)	(15,190)

Net machinery and equipment			$8,406	$6,994

During the years ended December 31, 2009, 2008 and 2007, the Company recorded depreciation and amortization expense related to machinery and equipment of $2,303,000, $2,369,000 and $2,930,000, respectively.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets

The following table sets forth the balances of intangible assets at December 31, 2009 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net

Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		192	—	192

Total intangible assets not subject to amortization		14,972	—	14,974

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(7,497)	1,153
Cardiac Science developed technology	8 years	11,330	(6,137)	5,193
Burdick distributor relationships	10 years	1,400	(980)	420
Burdick developed technology	7 years	860	(860)	—
Patents and patent applications	5-10 years	960	(933)	27
Patent rights	6-13 years	7,692	(1,469)	6,223

Total intangible assets subject to amortization		30,892	(17,876)	13,016

Total		$45,864	$(17,876)	$27,988

The Company recorded amortization expense related to identifiable intangibles of $3,991,000, $3,958,000, and $3,816,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company’s estimated expense for the amortization of intangibles for each of the next five years is summarized as follows (in thousands):

2010	$3,343
2011	2,190
2012	2,187
2013	1,567
2014	623
Thereafter	3,106

Total:	$13,016

8.	Investments in Unconsolidated Entities

In connection with the establishment and acquisition of certain entities, the Company has made or received investments in certain unconsolidated entities. These are generally accounted for under either the cost method, for illiquid investments, or as available-for-sale, for investments with a readily determinable market value.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, the Company held the following investments (in thousands):

	2009	2008

ScImage	$84	$84
Biotel	217	371
Other	85	79

Total investment in unconsolidated entities	$386	$534

ScImage

The Company owns a preferred ownership investment in ScImage, a privately held company. The Company is entitled to earn commissions if it sells ScImage’s products. The Company has accounted for this investment using the cost method.

Biotel, Inc.

As of December 31, 2009 the Company owns approximately 6.5% of the outstanding shares of Biotel, a publicly traded company engaged in the development, manufacturing, and marketing of medical devices and related software. These shares were received through the merger transaction with CSI in 2005 and are valued based on quoted market price.

9.	Goodwill

During the period from October 2002 through December 2008, the Company had completed several acquisitions and other transactions which generated goodwill totaling $107,671,000. The majority of this goodwill resulted from the Company’s acquisition of Burdick in 2003 and its merger transaction with CSI in 2005 resulting in goodwill of $9,027,000 and $98,541,000, respectively. In November 2008, the Company purchased an additional 10% ownership in the Cardiac Science Shanghai joint venture for $90,000 and increased its ownership in the joint venture to 66%. The Company recorded goodwill of $58,000 related to this transaction.

The following table summarizes changes in goodwill (amounts in thousands):

		Increases Due to
	Beginning of Period	Acquisitions	Impairment	End of Period

Year ended December 31, 2008	$107,613	$58	$(107,671)	$—

The Company did not enter into any business combinations during 2009 and thus no new goodwill was recorded on the Company’s consolidated balance sheet.

Goodwill Impairment

Goodwill is tested for impairment annually or more frequently when events or circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value. The Company’s annual goodwill impairment testing date is November 30. The Company has determined that it has a single reporting unit, general cardiology products and services.

Authoritative guidance issued by the FASB requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. Goodwill is considered potentially impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment from step one, step two is performed to determine the amount of the impairment. The second step involves an analysis reflecting the allocation of the fair value determined in the first step (as if it was the purchase price in a business combination). This process may result in the determination of a new amount of goodwill. If the calculated fair value of the goodwill resulting from this allocation

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is lower than the carrying value of the goodwill in the reporting unit, the difference is reflected as an impairment loss.

To estimate the fair value of the reporting unit for step-one, the Company utilized a combination of “market” and “income” valuation approaches. Under the “market approach”, the estimated fair value of the single reporting unit is based on the Company’s market capitalization using quoted market prices of its stock, and the number of shares outstanding for the Company’s common stock. The Company also considers a control premium that represents the estimated amount an investor would pay for our equity securities to obtain a controlling interest. Under the “income approach”, the company estimates the fair value of our single reporting unit using a net present value model, which discounts projected free cash flows (“DCF”) of the business at a computed weighted average cost of capital as the discount rate.

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

In conducting an annual impairment test during the fourth quarter of 2008, as a result of completing the first step of the goodwill impairment test, the Company determined that the carrying value of its single reporting unit exceeded its fair value, which required us to perform the second step of the goodwill impairment test. After completing step two and allocating the estimated fair value to the net assets, the remaining fair value that was allocated to goodwill was reduced to zero and the Company recorded a non cash charge to impair all previously acquired goodwill totaling $107,671,000 before tax; net of tax the non cash goodwill impairment charge totaled $93,609,000.

In connection with the 2005 merger transaction with CSI, the Company recorded goodwill of $98,541,000. Goodwill associated with the merger transaction of approximately $38,036,000 was deductible for tax purposes. In accordance with authoritative guidance for income taxes as well as business combinations, “first component” goodwill is determined to be the lesser of financial statement goodwill or tax deductible goodwill. The “second component” or nondeductible goodwill is the excess, if any, of financial statement goodwill over tax deductible goodwill or tax deductible goodwill over financial statement goodwill. Since book goodwill of $98,541,000 was in excess of tax deductible goodwill, first component goodwill was determined to be $38,036,000, and second component goodwill was determined to be $60,505,000. Generally, deferred taxes are only recognized for first component goodwill as second component goodwill is not deductible for tax purposes. When financial statement goodwill is in excess of tax deductible goodwill, deferred taxes do not result at the time of acquisition. However, deferred taxes should be recognized for any basis difference that arises subsequent to the acquisition related to the first component of goodwill. Deferred taxes should not be recognized for basis differences related to nondeductible goodwill. When the tax goodwill was amortized subsequent to the merger transaction, a deferred tax liability was recognized because goodwill was not being amortized for financial statement purposes under the accounting guidance for goodwill and other intangibles. However, when the financial statement goodwill became impaired in the fourth quarter of 2008, a deferred tax asset was recognized for the excess of tax-deductible goodwill over financial statement goodwill, which was fully impaired.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net of tax charge of $93,609,000 noted above includes deferred tax benefits of approximately $14,062,000 representing the aggregate reversal of previously recorded deferred tax liabilities and recognition of deferred tax assets representing the remaining tax basis of first component or tax deductible goodwill primarily from the merger transaction with CSI at December 31, 2008.

10.	Accrued Liabilities and Warranty

Accrued liabilities are comprised of the following as of December 31 (amounts in thousands):

	2009	2008

Accrued compensation and benefits	$5,619	$5,862
Other accrued liabilities	6,597	7,673

Total accrued liabilities	$12,216	$13,535

The Company’s warranty liability is summarized as follows (amounts in thousands):

		Charged to
	Beginning	Product Cost	Warranty	End of
	of Period	of Revenues	Expenditures	Period
	(In thousands)

Year ended December 31, 2007	$2,532	$2,986	$(2,307)	$3,211
Year ended December 31, 2008	$3,211	$3,890	$(3,305)	$3,796
Year ended December 31, 2009	$3,796	$2,866	$(2,634)	$4,028

11.	Income Taxes

The domestic and foreign components of income (loss) before income tax expense and noncontrolling interests were as follows for the years ended December 31 (in thousands):

	Year Ended December 31,
	2009	2008	2007

U.S.	$(36,926)	$(94,968)	$12,866
Foreign	3,146	1,128	552

Total	$(33,780)	$(93,840)	$13,418

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) for 2009, 2008 and 2007 includes the following components (amounts in thousands):

	2009	2008	2007

Current:
Federal	$(819)	$492	$338
State	68	190	84
Foreign	998	318	8

Total current income tax expense	247	1,000	430

Deferred:
Federal	35,329	3,383	4,452
State	6,917	(290)	42
Foreign	(31)	—	—

Total deferred income tax expense	42,215	3,093	4,494

Total income tax expense	$42,462	$4,093	$4,924

A reconciliation of the United States statutory rate of 34% to the effective tax rates attributable to continuing operations follows:

	Year Ended December 31,
	2009	2008	2007

Federal income tax provision (benefit) at U.S. statutory rates	(34.0)%	(34.0)%	34.0%
Nondeductible impairment of goodwill	—	22.5%	—
Meals and entertainment	0.5%	0.2%	1.3%
Stock-based compensation	0.3%	0.1%	2.1%
Research and development credits	(1.8)%	(0.8)%	(4.4)%
State income taxes, net of federal benefit	(1.4)%	0.2%	2.9%
Foreign rate difference	(0.5)%	(0.1)%	(0.7)%
Increase in valuation allowance	161.5%	16.1%	—
Other, net	1.2%	0.1%	1.5%

Provision for income taxes	125.8%	4.3%	36.7%

The Company is required to reduce the value of its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In each period, the Company assesses the likelihood that its deferred tax assets will be recovered from existing deferred tax liabilities or future taxable income. If required, the Company will recognize a valuation allowance to reduce such deferred tax assets to amounts that are more likely than not to be ultimately realized. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it will adjust its tax provision or tax benefit in the consolidated statements of operations. The Company uses its judgment to determine estimates associated with the calculation of its provision or benefit for income taxes, and in its evaluation of the need for a valuation allowance recorded against its net deferred tax assets.

During 2009, the Company evaluated both the positive and negative evidence which existed in making its determination to increase its valuation allowance against deferred tax assets. Based on the Company’s evaluation of its recent cumulative book losses, including the unfavorable impacts of the voluntary corrective actions described in Note 2, as well as giving consideration to uncertainty regarding estimates of future profitability, the Company concluded that an increase to its valuation allowance was required during 2009 to reduce gross deferred tax assets to

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an amount that is more likely than not to be realized. As a result, the Company recorded a non cash charge to federal and state deferred income tax expense of $42,231,000 which is included in income tax expense on the consolidated statements of operations for the year ended December 31, 2009. As of December 31, 2009, after consideration of the valuation allowance recorded against gross deferred tax assets, the consolidated balance sheet includes a noncurrent deferred tax liability of $5,389,000 relating primarily to indefinite lived intangible assets acquired from Quinton and CSI that are not expected to reverse unless the related assets become amortizable or become impaired in future periods.

As a result of recording the valuation allowance, the Company effectively has not recognized a deferred tax benefit for domestic losses incurred during 2009. If in future periods it generates taxable income, the Company will evaluate the positive and negative evidence available at the time in order to support its analysis of the need for a valuation allowance, and as a result the Company may release its valuation allowance in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, the Company will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and will increase the recorded valuation allowance for any such additional losses. The Company expects to record additional tax expense in future periods related primarily to profits generated in foreign jurisdictions in which it operates, which generally are forecasted to be marginally profitable on a financial reporting and taxable basis.

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $98,033,000 and $76,509,000, respectively, and state net operating loss carryforwards of approximately $74,974,000 and $75,196,000, respectively. The federal and state net operating loss carryforwards expire in varying amounts between 2010 and 2029.

On November 6, 2009, President Obama signed The Worker, Homeownership, and Business Assistance Act of 2009, extending the federal net operating loss carryback period from two to five years. In addition to the extended five year carryback for regular tax net operating losses, the new legislation also eliminates the 90 percent limitation on utilization of the alternative minimum tax (“AMT”) net operating loss. The Company is recognizing the benefit in 2009 associated with this new legislation as it plans to carryback its 2009 AMT net operating loss to recover the alternative minimum tax paid in the last three years resulting from the 90 percent limitation. The benefit expected to be claimed is $579,000 which has been included in the total federal current income tax benefit for the year ended December 31, 2009.

The Company has federal credit carryforwards of $4,900,000 and state credit carryforwards of $2,998,000. The federal tax credit carryforwards expire in varying amounts between 2018 and 2028, while most of the state credits have no expiration.

The Research and Development credit expired on December 31, 2009. Congress is currently considering bills that will extend the credit. If the Research and Development credit is not legislatively enacted there will be neither a favorable nor an unfavorable impact on the Company’s 2010 effective income tax rate as the deferred tax assets related to the credits are already reduced to zero by a valuation allowance.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, provide for limitations on the utilization of net operating loss and research and experimentation credit carryforwards if the Company were to undergo an ownership change, as defined in Section 382. The acquisitions by the Company of Quinton Cardiology Systems, Inc., and Cardiac Science, Inc., resulted in such an ownership change. Accordingly, the estimated annual utilization of net operating loss and credit carryforwards is limited to an amount between $7,583,000 and $9,744,000 in years 2009 through 2010, and $3,279,000 from 2011 through 2025.

The Company uses the “with-and-without” or “incremental” approach for ordering tax benefits derived from the share-based payment awards. Using the with-and-without approach, actual income taxes payable for the period are compared to the amount of tax payable that would have been incurred absent the deduction for employee share-based payments in excess of the amount of stock-based compensation cost recognized for the period. As a result of this approach, net operating loss carryforwards not generated from share-based payments and which were in excess

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of stock-based compensation cost recognized during the period are utilized before the current period’s share-based deduction. For the years ended December 31, 2009, 2008 and 2007, no excess tax benefits have been included in shareholders’ equity.

Deferred tax assets (liabilities) are comprised of the following as of December 31 (amounts in thousands):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$37,467	$29,971
Stock-based compensation	2,461	2,122
Research and experimentation and alternative minimum tax credits	7,898	7,897
Inventory basis difference	1,005	995
Warranty liability	1,468	1,369
Corrective action liabilities	5,560	—
Deferred revenue	775	799
Accrued compensation, severance, relocation	684	660
Intangible assets, including tax deductible goodwill	13,010	14,448
Other assets	1,461	1,518
Other	429	1,230

Gross deferred tax assets	72,218	61,009

Less: valuation allowance	(69,720)	(15,155)

Net deferred tax assets	2,498	45,854

Deferred tax liabilities:
Burdick intangible assets	(153)	(246)
Burdick trade name intangible asset	(1,240)	(1,226)
Cardiac Science intangible assets	(2,314)	(3,423)
Cardiac Science trade name	(4,149)	(4,104)
Marketable equity securities	—	(37)

Gross deferred tax liabilities	(7,856)	(9,036)

Net deferred tax assets (liabilities)	$(5,358)	$36,818

	2009	2008

Current deferred tax assets	$—	$8,366
Deferred tax assets, noncurrent	31	28,452
Deferred tax liabilities, noncurrent	(5,389)	—

Net deferred tax assets / (liabilities)	$(5,358)	$36,818

The Company’s disclosures above for the 2008 comparative period showing the components of deferred tax assets and liabilities, as well as any valuation allowance necessary to reduce deferred tax assets to an amount that is more likely than not to be realized in the future, are amended from the Company’s 2008 Form 10-K to reflect certain gross deferred tax assets and a valuation allowance of $15,155,000 as of December 31, 2008. This did not impact the Company’s previously reported net deferred tax assets of $36,818,000 as of December 31, 2008. The increase to the valuation allowance was $54,565,000 and $15,155,000, for the years ended December 31, 2009, and 2008, respectively. The valuation allowance was zero as of December 31, 2007.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided for U.S. federal income and foreign withholding taxes on any undistributed earnings from foreign operations because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability. The amount of unrecognized deferred tax liability related to these earnings or investments is not significant.

The Company performs an analysis of uncertain income tax positions related to recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Based on management’s review of the Company’s tax positions the Company had no significant unrecognized tax benefits as of December 31, 2009 and 2008.

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense which were insignificant for all periods presented. At December 31, 2009, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

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

Future minimum lease payments for all non-cancelable leases are as follows (amounts in thousands):

Operating
Leases

Year:
2010	$2,133
2011	2,119
2012	2,091
2013	2,098
2014	1,160
Thereafter	3,185

Total	$12,786

Net rental expense, including common area maintenance costs, during 2009, 2008 and 2007 was approximately $1,975,000, $1,991,000 and $1,709,000, respectively.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments

As of December 31, 2009, the Company had purchase obligations of approximately $32,916,000 consisting of outstanding purchase orders issued in the normal course of business.

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

Preferred Stock

The Company is authorized to issue a total of 10,000,000 shares of preferred stock, no shares of which were issued or outstanding as of December 31, 2009 and 2008. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of preferred stock.

Common Stock

The Company is authorized to issue a total of 65,000,000 shares of common stock.

During the year ended December 31, 2009, the Company issued 100,000 shares of common stock valued at approximately $322,000 in exchange for certain patent rights.

14.	Stock-Based Compensation Plans

The Company maintains an ESPP and several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants.

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 was approximately $2,645,000, $2,173,000 and $2,233,000, respectively. The Company recognizes tax benefits related to exercises of non-qualified stock options and vesting of non-vested stock awards. The related tax benefit recognized in the consolidated statements of operations for the years ended December 31, 2009, 2008, 2007 was approximately $0, $394,000 and $358,000, respectively.

Stock-based compensation of $25,000 and $21,000 was capitalized and included in inventory in the consolidated balance sheets at December 31, 2009 and 2008, respectively. The following table summarizes total stock-

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based compensation (including capitalized costs) consisting of stock options, ESPP, non-vested stock awards and vested stock awards expense:

	Year Ended December 31,
	2009	2008	2007

Stock options	$1,005,000	$1,054,000	$1,638,000
Non-vested stock awards	1,355,000	936,000	423,000
Vested stock awards	18,000	25,000	27,000
ESPP	292,000	179,000	169,000

Total	$2,670,000	$2,194,000	$2,257,000

The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions, and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Year Ended December 31,
	2009	2008	2007

Stock options plans:
Volatility	51.1% - 55.0%	48.2% - 48.5%	48.6% - 50.9%
Expected term (years)	6.50	6.25	6.25
Risk-free interest rate	2.7%	3.4%	4.8%
Expected dividend yield	—	—	—
Fair value of options granted	$2.06	$4.63	$5.31
Employee stock purchase plan:
Volatility	40.0%	27.0%	37.0%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	2.1%	4.5%	4.5%
Expected dividend yield	—	—	—
Fair value of employee stock purchase rights	$1.73	$2.01	$2.14
Non-vested stock:
Fair value of non-vested stock awards granted	$3.60	$9.04	$9.35

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

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following shares of common stock have been reserved for issuance under the Company’s stock-based compensation plans as of December 31, 2009:

Outstanding shares — 2002 Plan	2,319,861
Outstanding shares — 1997 Plan	810,062
Stock options available for grant	123,418
Outstanding restricted stock grants	1,045,460
Employee stock purchase plan shares available for issuance	755,343

Total common shares reserved for future issuance	5,054,144

Following its adoption of guidance issued by the FASB related to share-based payments, the Company determined that a hypothetical additional paid in capital pool (“APIC pool”) related to previously granted non-qualified stock options and non-vested stock awards did not exist. The impact of incentive stock options is considered when evaluating a company’s APIC pool when the benefit associated with a disqualifying disposition reduces income taxes payable versus resulting in, or increasing, a net operating loss carryforward. The Company has been unable to reduce taxes payable with any disqualifying dispositions and as such remains with a zero APIC pool as of December 31, 2009.

Deferred tax assets are recorded to the extent the Company recognizes book expense for non-qualified stock options and non-vested stock awards. These deferred tax assets are reduced at the time stock options are exercised and non-vested stock awards vest. Upon exercise of an option or vesting of a stock award, the Company will compare the recorded deferred tax asset related to these instruments to the tax benefit that will be received, if any. If the recorded deferred tax asset incurred exceeds the tax benefit to be received (a tax deficiency), the Company will record income tax expense in the period it occurs for the difference. Alternatively, if the tax benefit related to non-qualified stock options or non-vested stock awards exceeds the recorded deferred tax asset (excess tax benefit), the Company will first apply this excess tax benefit against any previously recorded tax deficiencies incurred during the current year, and the remaining amount will be included in the Company’s APIC pool (if one existed) and used to offset future tax deficiencies in the current year, if any. Any excess tax benefits remaining at the end of the current year would be available to offset tax deficiencies in future years, at which time the settlement of the award reduces income taxes payable and does not result in a net operating loss carryforward or increase a net operating loss carryforward. The Company recognized expense of $155,000 in 2009 due to its net tax deficiency position, prior to recording a full valuation allowance against the remaining deferred tax asset for stock-based compensation during the third quarter of 2009. The Company had no similar expense in 2008 and 2007 due to its net excess tax benefit positions in each year.

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

Options held by employees generally vest 25% after one year from the date of the grant and then monthly thereafter over a four year period. The term of the options is for a period of ten years or less. Options generally expire 90 days after termination of employment. The Company has also adopted a stock option grant program for

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-employee directors, administered under the terms and conditions of the 2002 Plan. Options granted to non-employee directors generally vest over four years.

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

The aggregate intrinsic values indicated in the tables below are before applicable income taxes, based on the Company’s closing stock price of $2.23 as of the last business day of the year ended December 31, 2009, which would have been received by the optionees had all options been exercised on that date.

As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,250,000, which is expected to be recognized over a weighted average period of approximately 3.4 years and is primarily related to options granted under the 2002 plan. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $127,000, $364,000 and $327,000, respectively. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $1,005,000, $1,053,000 and $1,585,000, respectively. The Company issues new shares of common stock upon the exercise of options.

The following table summarizes information about the 2002 Plan option activity during the year ended December 31, 2009:

	Shares	Weighted Average	Weighted Average	Aggregate
	Subject to	Exercise Price	Remaining	Intrinsic
	Options	Per Share	Contractual Life	Value
	(In thousands)

Outstanding, December 31, 2008	2,063,065	$8.00
Granted	970,000	3.74
Exercised	(193,098)	2.81
Forfeited and cancelled	(520,106)	8.95

Outstanding, December 31, 2009	2,319,861	$6.43	8.3	$—

Exercisable, December 31, 2009	1,191,553	$8.03	6.2	$—

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

Non-vested stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a four-year period in annual increments. Compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to non-vested stock awards approximated $1,355,0000, $936,000 and $423,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock awards was approximately $2,876,000 which is expected to be recognized over a weighted average period of approximately 3.1 years.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the non-vested stock awards activity during the year ended December 31, 2009:

		Weighted Average
	Shares	Grant-Date Fair Value

Non-vested balance, December 31, 2008	388,002	$9.02
Granted	871,197	3.60
Vested	(148,240)	8.93
Forfeited	(65,499)	8.34

Non-vested balance, December 31, 2009	1,045,460	$4.57

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

The following table summarizes information about the 1997 Plan option activity during the year ended December 31, 2009:

	Shares	Weighted Average	Weighted Average
	Subject to	Exercise Price	Remaining	Aggregate Intrinsic
	Options	Per Share	Contractual Life	Value
	(In thousands)

Outstanding, December 31, 2008	836,312	$24.11
Exercised	—	—
Expired	(26,250)	19.62

Outstanding, December 31, 2009	810,062	$24.23	3.0	$—

Exercisable, December 31, 2009	796,937	$24.49	3.0	$—

Employee Stock Purchase Plan — The Company’s ESPP was established by Quinton in 2002 and assumed by the Company in connection with the 2005 merger transaction between Quinton and CSI. The ESPP permits eligible employees to purchase common stock through payroll deductions. Shares of our common stock may presently be purchased by employees at three month intervals at 85% of the lower of fair market value on first day of the offering period or the last day of each three month purchase period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period, not to exceed 525 shares during an offering period. The Company initially reserved 175,420 shares for issuance under the ESPP. In addition, the ESPP authorizes annual increases in shares for issuance equal to the lesser of (i) 175,420 shares, (ii) 2% of the number of shares of common stock outstanding on a fully diluted basis as of the end of the Company’s immediately preceding fiscal year, and (iii) a lesser amount established by the Company’s board of directors. Any shares from increases in previous years that are not actually issued will continue to be included in the aggregate number of shares available for future issuance.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, 2008, and 2007, the Company recorded stock-based compensation expense for the ESPP of approximately $292,000, $179,000 and $169,000, respectively. The following table summarized shares issued under the Company’s ESPP and total proceeds received.

	Year Ended December 31,
	2009	2008	2007

Total shares issued under ESPP	169,063	89,670	80,078
Proceeds received for shares issued under ESPP	$464,000	$603,000	$553,000

15.	Fair Value Measurement

Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entities own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no changes to the valuation techniques during the year ended December 31, 2009.

The Company’s assets and liabilities are carried at fair value and are recorded on the balance sheet in cash equivalents and investments in unconsolidated entities. The Company’s cash equivalents are comprised primarily of investments in money market funds and the Company’s investments in unconsolidated entities are comprised primarily of investments in equity securities of unrelated entities that are traded in active markets.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value Measurements at December 31,
		2009 Using:
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at December 31,	Active Markets	Observable Events	Unobservable Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(In thousands of dollars)

Assets:
Cash equivalents	$18,617	$18,617	—	—
Investments in unconsolidated entities	$306	$306	—	—

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31,
		2008 Using:
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at December 31,	Active Markets	Observable Events	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(In thousands of dollars)

Assets:
Cash equivalents	$26,593	$26,593	—	—
Investments in unconsolidated entities	$450	$450	—	—

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Derivatives

Periodically the Company enters into foreign currency forward exchange contracts that are not designated as hedging instruments for accounting purposes, to mitigate the foreign exchange risk of certain balance sheet items. These forward exchange contracts resulted in net realized gains (losses) of ($133,000) and $1,379,000 in the year ended December 31, 2009 and 2008, respectively. The net realized gains (losses) were partially offset by foreign currency losses on intercompany payables denominated in U.S. dollars owed by foreign subsidiaries. The assets for these contracts are recorded in prepaid expenses and other current assets or accrued liabilities and the net realized and unrealized gains or losses are recorded in other income, net. There were no foreign currency forward exchange contracts outstanding as of December 31, 2009 or December 31, 2008. The Company did not enter into these contracts in 2007.

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

The Company is the sponsor of the Cardiac Science Corporation 401(k) Plan (“401(k) Plan”). The 401(k) Plan covers all regular employees of the Company who satisfy certain age and service requirements as specified in the 401(k) Plan. The 401(k) Plan includes provision for an employee deferral of up to 50% of pre-tax compensation to the maximum deferral allowed under IRC guidelines, and up to 50% of compensation for after-tax deferral. On behalf of eligible participants, the Company may make a matching contribution equal to a discretionary percentage of the elective deferral up to the Plan’s established limits and is subject to the Plan’s vesting schedule. The Company made matching contributions of approximately $874,000 $941,000 and $910,000 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company had accrued $6,000 and $56,000, respectively, for matching plan contributions.

19.	Subsequent Events

Subsequent events have been evaluated through the date of issuance of these consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results of Operations (Unaudited)

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

The table below presents quarterly data for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	2009	2009	2009	2009

Consolidated Statements of Operations Data:
Revenues	$48,959	$52,132	$54,006	$51,056	$39,664	$36,114	$38,884	$42,186
Cost of Revenues:
Product and Service	24,761	26,169	27,887	25,053	19,785	18,563	20,289	22,028
Corrective action costs	—	—	—	—	—	—	18,500	2,500

Gross profit	24,198	25,963	26,119	26,003	19,879	17,551	95	17,658
Operating Expenses:
Research and development	3,863	3,796	4,103	4,664	3,471	3,617	4,270	3,592
Sales and marketing	12,189	13,047	12,934	12,563	11,198	11,271	11,923	13,655
General and administrative	5,125	5,347	5,096	6,849	5,616	6,349	6,571	7,598
Impairment of goodwill	—	—	—	107,671	—	—	—	—

Total operating expenses	21,177	22,190	22,133	131,747	20,285	21,237	22,764	24,845

Operating income (loss)	3,021	3,773	3,986	(105,744)	(406)	(3,686)	(22,669)	(7,187)
Other income (expense):
Interest income (expense), net	115	163	156	55	13	19	23	11
Other income (expense), net	211	(125)	20	529	(148)	545	158	(453)

Total other income (expense)	326	38	176	584	(135)	564	181	(442)

Income (loss) before income tax benefit (expense)	3,347	3,811	4,162	(105,160)	(541)	(3,122)	(22,488)	(7,629)
Income tax benefit (expense)	(1,240)	(1,407)	(1,598)	152	166	1,194	(43,923)	101

Net income (loss)	2,107	2,404	2,564	(105,008)	(375)	(1,928)	(66,411)	(7,528)
Less: Net income attributable to noncontrolling interests	(53)	(118)	(86)	(194)	(163)	(178)	(135)	(279)

Net income (loss) attributable to Cardiac Science Corporation	$2,054	$2,286	$2,478	$(105,202)	$(538)	$(2,106)	$(66,546)	$(7,807)

Net income (loss) per share attributable to Cardiac Science Corporation:
Basic	$0.09	$0.10	$0.11	$(4.58)	$(0.02)	$(0.09)	$(2.85)	$(0.33)

Diluted	$0.09	$0.10	$0.11	$(4.58)	$(0.02)	$(0.09)	$(2.85)	$(0.33)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

A summary of the activity in the allowance for doubtful accounts follows:

		Expenses
	Beginning	and		End of
	of Period	Adjustments	Write-offs	Period
	(In thousands)

Year Ended December 31, 2009	$1,186	$1,245	$(1,414)	$1,017
Year Ended December 31, 2008	500	972	(286)	1,186
Year Ended December 31, 2007	907	236	(643)	500

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted as of December 31, 2009, an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation as of December 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective for ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth in Item 8 in our consolidated financial statements included elsewhere in this report.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which is included in Item 8.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Part III, Item 10, is incorporated by reference to the sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Other Information as to Directors — Board Committees and Meetings — Audit Committee” included in our definitive Proxy Statement relating to our 2010 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, is incorporated by reference to the sections entitled “Other Information as to Directors — Directors Compensation,” “Executive Compensation” and “Compensation Committee Report” included in our definitive Proxy Statement relating to our 2010 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in our definitive Proxy Statement relating to our 2010 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information called for by Part III, Item 13, is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transaction” and “Other Information as to Directors — Director Independence” included in our definitive Proxy Statement relating to our 2010 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

Item 14.	Principal Accountant Fees and Services.

Information called for by Part III, Item 14, is incorporated by reference to the section entitled “Audit and Related Fees” included in our definitive Proxy Statement relating to our 2010 annual meeting of stockholders. We will file the information called for by this item by an amendment to this report no later than the end of the 120 day period following the fiscal year end to which this report relates if our Proxy Statement is not filed by such date.

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

(b) Exhibits.

The Exhibit Index is included on pages 92-95 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardiac Science Corporation

By:	/s/ Michael K. Matysik Michael K. Matysik Chief Financial Officer

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. MARVER David L. Marver	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/s/ MICHAEL K. MATYSIK Michael K. Matysik	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Chairman of the Board	March 15, 2010

/s/ RONALD A. ANDREWS, JR. Ronald A. Andrews, Jr.	Director	March 15, 2010

/s/ W. ROBERT BERG W. Robert Berg	Director	March 15, 2010

/s/ CHRISTOPHER J. DAVIS Christopher J. Davis	Director	March 15, 2010

/s/ TIMOTHY C. MICKELSON Timothy C. Mickelson	Director	March 15, 2010

Exhibit
Number		Description

2.1		Agreement and Plan of Merger dated as of February 28, 2005, as amended on June 23, 2005, among Quinton Cardiology Systems, Inc., Cardiac Science, Inc., CSQ Holding Company, Rhythm Acquisition Corporation, and Heart Acquisition Corporation(1)
2.2		Stock Purchase Agreement dated December 23, 2002 by and among Spacelabs Medical, Inc., Spacelabs Burdick, Inc., Quinton Cardiology Systems, Inc. and Datex-Ohmeda, Inc.(3)
3.1		Amended and Restated Certificate of Incorporation(2)
3.2		Amended and Restated Bylaws(12)
4.1		Specimen Stock Certificate(2)
4.2		Second Amended and Restated Registration Rights Agreement, dated as of February 28, 2005, by and among Cardiac Science, Inc., and the investors listed on the signature pages thereto(16)
10	.1*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and John R. Hinson(15)
10	.2*	Consulting Agreement dated as of March 26, 2009 between Cardiac Science Corporation and John R. Hinson(22)
10	.3*	Quinton Cardiology Systems, Inc. 1998 Amended and Restated Equity Incentive Plan(4)
10	.4*	Cardiac Science Corporation, Inc. 2002 Stock Incentive Plan
10	.5*	Cardiac Science Corporation, Inc. 2002 Employee Stock Purchase Plan
10	.6*	Cardiac Science Corporation Stock Option Grant Program for Nonemployee Directors(17)
10	.7*	Cardiac Science, Inc. 1997 Stock Option/Stock Issuance Plan, as amended(9)
10	.8*	Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement between Quinton Cardiology Systems, Inc. and Feroze Motafram dated as of July 23, 2003(8)
10	.9*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Kurt Lemvigh(15)
10	.10*	Amended and Restated Employment Agreement dated as of September 20, 2006 between Cardiac Science Corporation and Feroze Motafram(21)
10	.11*	Separation and Release Agreement dated as of September 17, 2009 between Cardiac Science Corporation and Feroze Motafram(23)
10	.12*	Form of Quinton Cardiology Systems, Inc. Stock Option Grant Notice and Stock Option Agreement (This exhibit represents other substantially identical documents that have been omitted because they are substantially identical to this document in all material respects and an Appendix attached to this exhibit sets forth material details by which the omitted documents differ from this exhibit.)(7)
10	.13*	Form of Employment Agreement between Cardiac Science Corporation and its executive officers
10	.14*	Form of Stock Option Grant Notice and Stock Option Agreement for grants made pursuant to the Cardiac Science Corporation 2002 Stock Incentive Plan(14)
10	.15*	Form of Indemnification Agreement(12)
10	.16*	Equity Grant Program for Nonemployee Directors under the Cardiac Science Corporation 2002 Stock Incentive Plan(21)
10	.17*	Cardiac Science Corporation Management Incentive Plan (MIP) — 2010
10	.18*	Form of 1997 Stock Option/Stock Issuance Plan Grant Notice and Option Agreement(13)
10	.19*	Form of Cardiac Science Corporation Stock Option Grant Notice under 2002 Stock Incentive Plan for Non-Employee Directors(17)
10	.20*	Form of 2010 Compensation Incentive Plan for Kurt Lemvigh
10	.21*	Form of Restricted Stock Unit Agreement under the Cardiac Science Corporation 2002 Stock Incentive Plan(21)
10	.22*	Form of Restricted Stock Unit Grant Notice for grants made pursuant to the Cardiac Science Corporation, Inc. 2002 Stock Incentive Plan
10.23		Lease Agreement between Carl Ruedebusch LLC and Burdick, Inc. regarding premises at Deerfield Industrial Park in Deerfield, Wisconsin dated as of November 26, 2008(21)

Exhibit
Number		Description

10.24		Lease Agreement between Quinton Cardiology Systems, Inc. and Hibbs/ Woodinville Associates, L.L.C. regarding premises at Bothell, Washington, dated August 29, 2003(6)
10	.25++	OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10	.26++	Addendum 1 dated as of March 24, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.27		Amendment One dated August 10, 2004 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.28		Second Amendment dated February 14, 2005 to OEM Purchase and Supply Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10	.29+	Third Amendment, dated June 10, 2005, to the OEM Purchase and Supply Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(11)
10	.30+	OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.31		Amendment One dated August 10, 2004 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.32		Second Amendment dated February 14, 2005 to OEM Purchase Agreement between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10.33		Third Amendment, dated June 10, 2005, to the OEM Purchase Agreement dated July 29, 2003, as amended, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(11)
10	.34++	Fourth Amendment dated October 25, 2006 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(17)
10	.35++	Fifth Amendment dated September 7, 2007 to OEM Purchase Agreement between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated July 29, 2003(19)
10	.36+	Exclusive Distribution Agreement for United States and Canadian Hospitals dated June 13, 2005, between Cardiac Science, Inc. and GE Medical Systems Information Technologies, Inc.(11)
10.37		First Amendment dated as of September 5, 2007 to Exclusivity Agreement by and between Cardiac Science Corporation and GE Medical Systems Information Technologies, Inc. dated June 10, 2005(19)
10.38		Settlement Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007(18)
10	.39++	Cross-License Agreement by and between Cardiac Science Corporation, Koninklijke Philips Electronics N.V. and Philips Electronics North America Corporation, dated April 24, 2007(18)
10	.40++	Form of OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into July 29, 2008, effective January 1, 2008(20)
10	.41++	OEM Supply and Purchase Agreement between Cardiac Science Corporation and Nihon Kohden Corporation entered into March 31, 2005(21)
10.42		Master Agreement for Professional Services dated as of May 29, 2008 between Cardiac Science Corporation and Syncroness, Inc.(22)
21.1		Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

+	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Inc.’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

++	Portions of this exhibit are omitted and were filed separately with the Securities and Exchange Commission pursuant to Cardiac Science Corporation’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-4/A (File No. 333-124514) filed on July 28, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed on September 1, 2005.

(3)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Current Report on Form 8-K (File No. 000-49755) filed on January 17, 2003.

(4)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Registration Statement on Form S-1 (File No. 333-83272) filed on February 22, 2002.

(5)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Amendment No. 3 to the Registration Statement on Form S-1/A (File No. 333-83272) filed on April 3, 2002.

(6)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 000-49755).

(7)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-49755).

(8)	Incorporated by reference to Quinton Cardiology Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-49755).

(9)	Incorporated by reference to Cardiac Science, Inc.’s Definitive Proxy Statement for the Annual Meeting of Stockholders (File No. 000-19567) held on September 9, 2002.

(10)	Incorporated by reference to Cardiac Science, Inc.’s Current Report on Form 8-K (File No. 000-19567) filed on July 22, 2004.

(11)	Incorporated by reference to Cardiac Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-19567).

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed November 15, 2005.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-51512).

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-51512).

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed September 22, 2006.

(16)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-124514) filed on May 2, 2005.

(17)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-51512).

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-51512).

(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-51512).

(20)	Incorporated by reference to the Registrant’s Amendment No. 1 to its Quarterly Report for the quarter ended September 30, 2008 (File No. 000-51512) filed on December 31, 2008.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-51512).

(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-51512).

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-51512).