Form 10-Q
period 2010-03-31
Cardiac Science CORP
filed 2010-05-07
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding at May 3, 2010 was 23,647,872.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share amounts)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$21,005	$26,866
Accounts receivable, net of allowance for doubtful accounts of $934 and $1,017, respectively	21,384	24,228
Inventories	25,556	23,581
Prepaid expenses and other current assets	3,139	3,702

Total current assets	71,084	78,377
Other assets	852	872
Machinery and equipment, net of accumulated depreciation and amortization of $18,097 and $17,490, respectively	8,457	8,406
Deferred income taxes	31	31
Intangible assets, net of accumulated amortization of $18,856 and $17,876, respectively	26,996	27,988
Investments in unconsolidated entities	493	386

Total assets	$107,913	$116,060

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$11,075	$11,030
Accrued liabilities	13,082	12,216
Warranty liability	4,053	4,028
Deferred revenue	8,448	7,919
Corrective action liabilities	13,505	15,249

Total current liabilities	50,163	50,442
Deferred income taxes	5,389	5,389

Total liabilities	55,552	55,831
Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 23,647,872 and 23,566,320 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	231,829	231,159
Accumulated other comprehensive income	310	304
Accumulated deficit	(181,114)	(172,527)

Total Cardiac Science Corporation shareholders’ equity	51,025	58,936
Noncontrolling interests	1,336	1,293

Total equity	52,361	60,229

Total liabilities and equity	$107,913	$116,060

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
(In thousands, except share and per share data)	2010	2009
Revenues:
Products	$28,767	$35,265
Service	4,340	4,399

Total revenues	33,107	39,664

Cost of Revenues:
Products	15,028	16,634
Service	3,163	3,151

Total cost of revenues	18,191	19,785

Gross profit	14,916	19,879

Operating Expenses:
Research and development	4,205	3,471
Sales and marketing	12,802	11,198
General and administrative	6,393	5,616
Total operating expenses	23,400	20,285

Operating loss	(8,484)	(406)

Other Income (Loss):
Interest income	10	13
Other income (loss), net	131	(148)

Total other income (loss)	141	(135)

Loss before income tax benefit (expense)	(8,343)	(541)
Income tax benefit (expense)	(133)	166

Net loss	(8,476)	(375)
Less: Net income attributable to noncontrolling interests	(111)	(163)

Net loss attributable to Cardiac Science Corporation	$(8,587)	$(538)

Net loss per share attributable to Cardiac Science Corporation:
Basic	$(0.36)	$(0.02)
Diluted	$(0.36)	$(0.02)
Weighted average shares outstanding:
Basic	23,593,905	23,056,214
Diluted	23,593,905	23,056,214
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Operating Activities:
Net loss	$(8,476)	$(375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	585	659
Depreciation and amortization	1,588	1,525
Deferred income taxes	—	(367)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	2,644	7,987
Inventories	(2,018)	(1,241)
Prepaid expenses and other assets	574	428
Accounts payable	133	(2,339)
Accrued liabilities	969	(1,336)
Warranty liability	57	(102)
Corrective action liabilities	(1,744)	—
Deferred revenue	529	(1,096)

Net cash provided by (used in) operating activities	(5,159)	3,743

Investing Activities:
Purchases of machinery and equipment	(676)	(885)
Proceeds from repayment of note	2	73
Cash paid for acquisitions	—	(54)

Net cash used in investing activities	(674)	(866)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	95	234
Minimum tax withholding on restricted stock awards	(30)	(97)

Net cash provided by financing activities	65	137

Effect of exchange rate changes on cash and cash equivalents	(93)	(106)

Net change in cash and cash equivalents	(5,861)	2,908
Cash and cash equivalents, beginning of period	26,866	34,655

Cash and cash equivalents, end of period	$21,005	$37,563

Supplemental disclosures of noncash investing and financing activities:
Decrease in accrued machinery and equipment purchases	$(16)	$(396)
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
     The Company is the result of the combination of Quinton Cardiology Systems, Inc. (“Quinton”) and Cardiac Science, Inc. (“CSI”) pursuant to a merger transaction (the “Merger”) that was completed on September 1, 2005.
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
     The condensed consolidated balance sheet dated March 31, 2010, the condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2009 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report.
     The accompanying unaudited condensed consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint ventures. All intercompany accounts and transactions have been eliminated.
     Liquidity
     As of March 31, 2010, the Company’s cash and cash equivalents totaled $21,005,000. The Company recently initiated two voluntary corrective actions relating to its AED products, one of which was announced in November 2009 and one of which was announced in February, 2010. In 2009, the Company recorded charges totaling $21,000,000 representing the estimated costs associated with these corrective actions. Through March 31, 2010, the Company had used cash of $7,495,000 in carrying out these corrective actions, with remaining accrued corrective action liabilities of $13,505,000 at March 31, 2010. See Note 2. The costs recorded are estimates and actual costs that the Company incurs to complete the corrective actions could be more or less than the $13,505,000 accrual for corrective action liabilities that is remaining on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2010. However, the Company expects that it will satisfy a significant portion of the requirements under its corrective actions during 2010 and expects to spend a significant amount of the remaining accrued corrective action liability costs during 2010, which will negatively impact the Company’s cash position. In addition, the Company expects to operate at a loss and to use cash in its operations for the remainder of 2010. The Company believes its existing cash and cash equivalents, and any potential borrowings under its available line of credit, will be sufficient to fund its anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions, through at least March 31, 2011.

     However, the Company may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond the Company’s control. As further discussed in Note 2, in February 2010, the Company received a warning letter from the Food & Drug Administration (“FDA”) noting, among other things, that the voluntary field corrective action announced in November 2009 is inadequate. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of the Company’s affected AEDs. Additionally, the FDA noted that the Company’s software update addresses “some, but not all electrical component defects.” The Company is in ongoing discussions with the FDA regarding the issues it raised in its warning letter and in its follow up communications in April 2010 regarding this matter. It is possible that the Company may need to take different or additional corrective actions than anticipated depending on the outcome of those discussions. Different or additional corrective actions could significantly increase the cost of addressing the potential component defects that led to the Company to initiate the corrective action announced in November 2009. If the Company is unable to satisfy the FDA’s concerns, the Company may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of the Company’s products and/or civil monetary penalties. Any such actions could significantly disrupt the Company’s ongoing business and operations and have a material adverse effect on its financial position and results of operations. Additionally, quality issues and related corrective actions, as well as other matters, such as the recent re-entry into the market of the former AED market leader, may adversely impact the Company’s projected revenues in the near term. Accordingly, the Company may be required to reduce costs, which could adversely impact the Company’s forecasts for revenue growth in future periods.
     At March 31, 2010, the Company did not have any borrowings under its line of credit agreements with Silicon Valley Bank. This agreement expired on March 31, 2010. The Company entered into a new line of credit agreement with Silicon Valley Bank on April 27, 2010, which provides for up to $5.0 million in revolving credit. The agreement expires in April 2011.
     Given the above factors, the Company plans to closely monitor its actual and projected operating results and cash balances during the remainder of 2010, and beyond. If the Company’s actual operating results are not in line with its projected results, the Company intends to reduce costs, to the extent necessary, to enable the Company to continue operations through at least March 31, 2011. While such cost reductions might negatively impact future growth opportunities, the Company believes it has the ability to make such reductions should they become necessary. In addition, the Company may be forced to borrow from its available line of credit or may need to seek additional or alternative sources of financing.
     Use of Estimates
     The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. These estimates include the collectibility of accounts receivable, the recoverability of inventory, the adequacy of warranty liabilities, the adequacy of our liabilities for corrective actions, the valuation of stock awards, the fair value of patent rights, estimated worldwide effective tax rates in U.S. and foreign jurisdictions, the realizability of investments, the realizability of deferred tax assets and valuation and useful lives of tangible and intangible assets, among others. The market for the Company’s products is characterized by intense competition, rapid technological development and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period they are determined to be necessary.
     Net Loss Per Share
     Basic loss per share is computed by dividing net loss attributable to Cardiac Science Corporation by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to Cardiac Science Corporation by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options, non-vested stock awards, warrants and issuance of shares under the Company’s 2002 Employee Stock Purchase Plan (“ESPP”) using the treasury stock method. Common equivalent shares are excluded from the calculation if their effect is antidilutive.

     The following table sets forth the computation of basic and diluted net loss per share attributable to Cardiac Science Corporation:

	Three Months Ended
	March 31,
(in thousands, except share data)	2010	2009
Numerator:
Net loss attributable to Cardiac Science Corporation	$(8,587)	$(538)

Denominator:
Weighted average shares for basic calculation	23,593,905	23,056,214

Weighted average shares for diluted calculation	23,593,905	23,056,214

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net loss attributable to Cardiac Science Corporation per share:

	Three Months Ended
	March 31,
	2010	2009
Antidilutive shares issuable upon exercise of stock options	3,029,996	3,000,194
Antidilutive shares issuable upon exercise of warrants	—	212,776
Antidilutive shares related to non-vested stock awards and ESPP	1,737,339	383,907

Total	4,767,335	3,596,877

     Customer and Vendor Concentrations
     For the three month periods ended March 31, 2010 and 2009, we did not have any customers that accounted for more than 10% of our revenues.
     For the three month periods ended March 31, 2010 and 2009, we had one vendor which accounted for 13% of purchases during both of these periods. Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
     Subsequent Events
     Subsequent events have been evaluated through the date of issuance of these unaudited condensed consolidated financial statements.
     Recent Accounting Pronouncements
     In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on the Company’s financial statements.
     In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of March 31, 2010.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition.” Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of March 31, 2010.
2. Corrective Action Liabilities
     The Company recorded charges totaling $21,000,000 during the year ended December 31, 2009 representing estimated costs related to two separate voluntary corrective actions associated with the Company’s AED products. These charges were comprised of $18,500,000 for a field corrective action associated with nearly 300,000 AEDs manufactured between June 2003 and June 2009 and $2,500,000 for a voluntary medical device recall of approximately 12,200 AEDs manufactured between October 2009 and January 2010. These charges were included in cost of revenues on the consolidated statements of operations for the year ended December 31, 2009.
     The Company’s corrective action liabilities are included in corrective action liabilities on the unaudited condensed consolidated balance sheets and are summarized as follows (amounts in thousands):

		Charged to
	Beginning	product cost			End of
(in thousands)	of period	of revenues	Adjustments	Expenditures	period
Three months ended March 31, 2010	$15,249	$—	$—	$(1,744)	$13,505
     At the end of the second quarter of 2009, the Company voluntarily ceased shipments of certain of its AED products due to two instances the Company became aware of involving the failure of AEDs to deliver therapy during a resuscitation attempt, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED products. On August 10, 2009, the Company resumed production and shipments of the AED products after implementing a more stringent process to test for defects in the component at issue.
     During the third quarter of 2009, the Company conducted a thorough review and analysis of the potential for certain of its AED products shipped prior to August 10, 2009 to fail to perform a rescue due to the component issue described above. The Company determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a component that has malfunctioned. The Company also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. In November 2009 the Company announced it was initiating a voluntary field corrective action to enhance the reliability of the affected AED units in the field through a software update related to the AEDs’ routine self test functionality. The Company recorded an estimated charge of $18,500,000 in the third quarter of 2009 related to this corrective action. During the first quarter of 2010, the Company completed development of the initial software update related to certain models of its AEDs and made this update available to its customers earlier than originally communicated in November 2009. As of March 31, 2010, the Company is continuing to develop additional versions of the software update for the remaining affected AEDs and anticipates the software update will be available for all affected AEDs during the second quarter of 2010. The Company expects that it will satisfy a significant portion of the requirements under this corrective action during 2010. Further, as of March 31, 2010, the Company believes the estimated costs associated with this corrective action, which were recorded in 2009, will be sufficient to fund the remaining expected costs of this matter.

     During the first quarter of 2010, the Company announced it was initiating a worldwide voluntary medical device recall after determining that approximately 12,200 AEDs may not be able to deliver therapy during a resuscitation attempt, which may lead to serious adverse events or death. These AEDs were manufactured in a way that makes them potentially susceptible to failure under certain conditions. The FDA was informed of this situation in February 2010. The Company recorded a charge of $2,500,000 in the fourth quarter of 2009 related to this voluntary recall. During the first quarter of 2010, the Company replaced a significant number of devices included in this corrective action and is currently expecting this matter to be substantially complete by the end of the second quarter of 2010. As of March 31, 2010, the Company believes its original estimate of costs associated with this corrective action will be sufficient to address the remaining expected costs associated with this matter.
     The costs of these voluntary corrective actions are estimates. The actual costs incurred by the Company to implement the voluntary corrective actions could vary significantly based on an number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by the Company to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which the Company relies on third party assistance to carry out the corrective actions, and the length of time and other resources required to complete the corrective actions, among others. Moreover, the Company cannot be certain whether its proposed plan to address the component issues described above through a field software update will be acceptable, or whether it may need to address other issues relating to the reliability of its AED products, until it concludes discussions with the FDA and other stakeholders.
     In February 2010, the Company received a warning letter from the FDA noting, among other things, that the voluntary field corrective action it announced in November 2009 is inadequate since the software update is intended to improve the products’ ability to detect the potential component defect, but is not designed to prevent component failure. The FDA warning letter also asserted other inadequacies, including the Company’s procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of the Company’s affected AEDs. Additionally, the FDA noted that the Company’s software update addresses “some, but not all electrical component defects.” The Company is in ongoing discussions with the FDA regarding the issues it raised in its warning letter and in its follow up communications in April 2010 regarding this matter. The Company may need to take different or additional corrective actions than anticipated depending on the outcome of those discussions. Different or additional corrective actions could significantly increase the cost of addressing the component issues that led the Company to initiate the corrective action announced in November 2009.
     Although the estimated costs of the voluntary corrective actions were recorded in 2009, the Company expects that it will satisfy a significant portion of the requirements under the corrective actions during 2010 and expects to spend a significant amount of the remaining accrued corrective action liability costs during 2010, which will continue to have a negative impact on cash flows during the remainder of 2010 and possibly later periods. Further, as a result of these charges, the Company also considered the impact the corrective actions could have on the carrying value of indefinite lived intangible assets or other long lived assets including property and equipment and intangible assets subject to amortization, or the realizability of its inventories as of March 31, 2010. Based on the Company’s analysis, it was determined that no additional adjustments were required to be made to the carrying value of these assets as of March 31, 2010.
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
3. Equity and Comprehensive Income (Loss)
     For the Company, components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities, net of related income tax effects, if applicable, and translation gains and losses related to consolidation of financial statements from foreign subsidiaries and joint ventures. Available for sale securities are classified as investments in unconsolidated entities on the unaudited condensed consolidated balance sheets.
     The Company reports its noncontrolling interests in consolidated joint ventures as a component of equity in the Company’s unaudited condensed consolidated balance sheets separate from the parent’s equity. Transactions that do not result in the deconsolidation of the subsidiary are recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership, or a deconsolidation of the subsidiary, are recorded in net income (loss) with the gain or loss measured at fair value.
     The following tables reflect the changes in equity attributable to both Cardiac Science Corporation and the noncontrolling interests of the joint ventures in which the Company has a majority, but not total, ownership interest for the three month periods ended March 31, 2010 and 2009, respectively:

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at December 31, 2009	$58,936	$1,293	$60,229
Comprehensive income (loss):
Net income (loss)	(8,587)	111	(8,476)
Unrealized gains on available for sale securities	107	—	107
Foreign currency translation adjustments	(101)	(68)	(169)

Comprehensive income (loss)	(8,581)	43	(8,538)
Stock-based transactions and compensation expense under employee benefit plans	670	—	670

Equity at March 31, 2010	$51,025	$1,336	$52,361

Equity at December 31, 2008	$131,703	$545	$132,248
Comprehensive income (loss):
Net income (loss)	(538)	163	(375)
Unrealized losses on available for sale securities, net of related tax of $14	(28)	—	(28)
Foreign currency translation adjustments	(81)	(50)	(131)

Comprehensive income (loss)	(647)	113	(534)
Stock-based transactions and compensation expense under employee benefit plans	824	—	824

Equity at March 31, 2009	$131,880	$658	$132,538

4. Segment Reporting
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

     The following table summarizes revenues by product line:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Defibrillation products	$15,862	$22,916
Cardiac monitoring products	12,905	12,349
Service	4,340	4,399

Total	$33,107	$39,664

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended
	March 31,
(in thousands)	2010	2009
Domestic	$24,489	$25,864
Foreign	8,618	13,800

Total	$33,107	$39,664

     Foreign revenue includes $82,000 and $3,659,000 attributed to Nihon Kohden Corporation, our exclusive distributor of AEDs in Japan for the three months ended March 31, 2010 and 2009, respectively.
     On June 15, 2009, the Company notified Nihon Kohden, its distributor of AEDs in Japan, that its exclusive OEM Supply and Purchase Agreement dated effective as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. The Company elected to terminate the OEM Agreement in order to explore alternative means of distributing AED products in that market, largely in response to Nihon Kohden’s release of a competing AED. The Company expects to finalize distribution plans for the Japanese market in the near future. The Company does not expect to realize significant revenue in Japan until such plans have been finalized and implemented.
     Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.
5. Inventories
     Inventory is valued at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and factory overhead. Inventories were comprised of the following:

	March 31,	December 31,
(in thousands)	2010	2009
Raw materials	$17,528	$18,752
Finished goods	8,028	4,829

Total inventories	$25,556	$23,581

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

6. Intangible Assets
     The following table sets forth the balances of intangible assets at March 31, 2010 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		180	—	180

Total intangible assets not subject to amortization		14,960	—	14,960

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(7,929)	721
Cardiac Science developed technology	8 years	11,330	(6,491)	4,839
Burdick distributor relationships	10 years	1,400	(1,015)	385
Burdick developed technology	7 years	860	(860)	—
Patents and patent applications	5-10 years	960	(935)	25
Patent rights	6-13 years	7,692	(1,626)	6,066

Total intangible assets subject to amortization		30,892	(18,856)	12,036

Total		$45,852	$(18,856)	$26,996

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2010 (excluding Q1 2010)	$2,363
2011	2,190
2012	2,187
2013	1,567
2014	623
Thereafter	3,106
7. Credit Facility
     The Company previously had a $10.0 million line of credit agreement with Silicon Valley Bank (“SVB”) which expired on March 31, 2010. On April 27, 2010, the Company entered into a new line of credit for up to $5.0 million in revolving credit with SVB. This new agreement expires in April 2011. The Company’s ability to borrow under this agreement is based largely on its “eligible” domestic accounts receivable outstanding at the time of borrowing, and to a lesser extent on its inventory holdings. Interest on borrowings, if any, will vary depending on whether the Company is operating with positive or negative Adjusted EBITDA and will be based on the Wall Street Journal Prime rate plus 1.0% to 1.75% or LIBOR plus 3.75% to 4.25%. The Company granted SVB a first priority security interest in substantially all of its assets to secure its obligations under the line of credit. At March 31, 2010, the Company did not have any borrowings under this or any other line of credit.
8. Warranty Liability
     Changes in the warranty liability for the three months ended March 31, 2010 were as follows:

Three Months Ended
(in thousands)	March 31, 2010
Warranty liability, beginning of the period	$4,028
Charged to product cost of revenues, net	437
Warranty expenditures	(412)

Warranty liability, end of the period	$4,053

9. Stock-Based Compensation Plans
     The Company maintains an ESPP and several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants.
     In January 2010 the Company granted to certain of its executives 625,000 non-vested stock awards as part of a long term performance based restricted stock unit award program, with a fair value of $2.35 per share. These awards will vest at the end of a three-year performance period 50% based on the achievement of a specified revenue compound annual growth rate with certain adjustments and 50% based on specified combined operating cash flow (or suitable financing in place to fund operations beyond 2012) with certain adjustments. Additionally, the Company granted 50,000 non-vested stock awards with a fair value of $2.37 per share which vest ratably over a four-year period in annual increments beginning one year from the date of grant. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
     The Company issued 52,189 and 40,951 shares of common stock during the three months ended March 31, 2010 and 2009, respectively, in connection with the ESPP and received total proceeds of $95,000 and $127,000, respectively.
10. Commitments and Contingencies
     Other Commitments
     As of March 31, 2010, the Company had purchase obligations of approximately $44,157,000 consisting of outstanding purchase orders issued in the normal course of business.
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
11. Income Taxes
     The Company records its quarterly provision for income taxes based on the estimated worldwide effective tax rates for the full year, which is determined based on estimates of pre-tax income or losses for the full year, and applicable tax rates in jurisdictions in which income and losses are expected to be generated. The Company estimates its worldwide effective tax rate for the year ended December 31, 2010 will be approximately 31%. This estimate relates primarily to the Company’s foreign operations which generally are forecasted to be marginally profitable during 2010.
     Based on authoritative guidance, the Company has excluded the U.S. jurisdiction from its worldwide effective tax rate analysis which was calculated separately and estimated to be zero as of March 31, 2010 and for the full year of 2010. The Company excluded the U.S. jurisdiction based on guidance that a jurisdiction should be excluded from the worldwide effective tax rate and calculated separately to the extent such jurisdiction anticipates an ordinary loss for the year or has generated ordinary losses on a year to date basis for which no tax benefit can be recognized. The Company has maintained its valuation allowance on domestic deferred tax assets as the positive and negative evidence which existed as of March 31, 2010 does not warrant a change from its position as of December 31, 2009. As such, the Company believes it is not more likely than not that it will be able to realize the benefits of the expected income tax losses generated during the current year.
     For the three month period ended March 31, 2009, the Company recorded a worldwide effective tax rate benefit of 31% and recorded an income tax benefit of $0.2 million for the same period. The prior year worldwide effective tax rate was based on estimates of pre-tax income or losses for the full year, applicable tax rates in jurisdictions in which income and losses were expected to be generated, including the U.S., and expected U.S. federal and state tax credits.
     Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of March 31, 2010 and December 31, 2009. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At March 31, 2010 and December 31, 2009, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.

     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the NOL carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2001 forward.
12. Derivatives
     The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages from time to time through the use of forward foreign exchange contracts. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on certain assets or liabilities denominated in a currency other than the functional currency of the Company or its subsidiaries. Currently, these forward foreign exchange contracts do not qualify for derivative hedge accounting. The Company uses forward foreign exchange contracts to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company and its subsidiaries primarily to hedge foreign denominated accounts receivable and foreign denominated intercompany payables. These contracts do not contain any credit-risk-related contingent features.
     The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. In addition, the contracts are limited to a time period of less than one year, generally three months or less.
     During each of the three month periods ended March 31, 2010 and 2009, the Company recorded approximately $100,000 of realized gains related to its forward foreign exchange contracts. The realized gains were partially offset by realized and unrealized gains and losses on foreign denominated accounts receivable and foreign cash holdings in the same periods. Realized gains and losses related to forward foreign exchange contracts are recorded in other income (loss), net and the assets and liabilities for these contracts are recorded in prepaid and other assets and accrued liabilities. The Company had no outstanding forward foreign exchange contracts as of March 31, 2010 or December 31, 2009.
13. Fair Value Measurement
     Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entities own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no changes to the valuation techniques during the three months ended March 31, 2010.
     The Company’s assets and liabilities are carried at fair value and are recorded on the unaudited condensed consolidated balance sheets in cash equivalents and investments in unconsolidated entities. The Company’s cash equivalents are comprised primarily of investments in money market funds and the Company’s investments in unconsolidated entities are comprised primarily of investments in equity securities of unconsolidated entities that are traded in active markets.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

	Total Carrying	Quoted Prices in
	Value at March 31,	Active Markets
(in thousands of dollars)	2010	(Level 1)
Assets:
Cash equivalents	$8,617	$8,617
Investments in unconsolidated entities	$413	$413

14. Restructuring Costs
     On January 14, 2009, the Company announced the implementation of a restructuring plan which included a 12% reduction in work force, primarily impacting the Company’s product development, manufacturing, and customer service organizations. The restructuring was implemented in order to realign the Company’s cost structure and become more flexible and efficient in operations. Additionally, as the Company has established a historical practice of providing similar termination benefits, it was determined that the restructuring plan was an ongoing benefit arrangement, rather than a one time termination benefit. The Company recorded severance charges of approximately $1,203,000 in the fourth quarter of 2008 as management, having the appropriate authority, determined the amount of benefits to be provided was probable and estimable as of December 31, 2008.
     During the three month period ended March 31, 2009, the Company made cash severance payments of $888,000 related to this restructuring. All costs associated with this restructuring were paid prior to December 31, 2009. While there are periodic departures resulting in severance payments, there have been no broad based restructuring costs during the three month period ended March 31, 2010.

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
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
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
     During the third quarter of 2009, we evaluated the expected realization of our deferred tax assets and determined an increase to our valuation allowance of $54.6 million was required of which $42.2 million was included in the consolidated statement of operations as deferred tax expense. Factors we considered in making such an assessment included, but were not limited to past performance, including our recent history of operating results on a U.S. GAAP basis, our recent history of generating taxable income, our history of recovering net operating loss carryforwards for tax purposes and our expectation of future taxable income, both considering our past history in predicting future results and considering current macroeconomic conditions and issues facing our industry and customers.
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
     Valuation of Long-Lived Assets. We review long-lived assets, such as machinery and equipment, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized on our consolidated statements of operations and as a reduction to value of the asset group on our condensed consolidated balance sheets. We use our judgment to estimate the useful lives of our intangible assets subject to amortization and evaluate the remaining useful lives annually.

     Assets to be disposed of would be separately presented in the unaudited condensed consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the unaudited condensed consolidated balance sheet.
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
     Inventories. Inventories represent a significant portion of our assets. We value inventories at the lower of cost, on an average cost basis, or market. We regularly perform a detailed analysis of our inventories to determine whether adjustments are necessary to reduce inventory values to estimated net realizable value. We consider various factors in making this determination, including the salability of individual items or classes of items, recent sales history and predicted trends, industry market conditions and general economic conditions. Different estimates regarding the net realizable value of inventories could have a material impact on our reported net inventory and cost of revenues, and thus could have a material impact on the condensed consolidated financial statements as a whole.
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
     Corrective Action Costs. We provide for additional warranty costs associated with field corrective actions and recalls when the likelihood of incurring costs associated with these matters becomes probable and estimable. We record estimated warranty costs associated with field corrective actions and recalls as part of cost of revenues on the condensed consolidated statements of operations and within corrective action liabilities on the unaudited condensed consolidated balance sheets.
     During the third quarter of 2009, we recorded charges of $21.0 million representing estimated costs related to two separate voluntary corrective actions associated with our AEDs. The costs of these voluntary corrective actions are estimates. The actual costs incurred to implement the voluntary corrective actions could vary significantly based on a number of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which we rely on third party assistance to carry out the corrective actions, and the length of time and other resources required to complete the corrective actions, among others.
     In February 2010, we received a warning letter from the Food & Drug Administration (“FDA”) noting, among other things, that the voluntary field corrective action we announced in November 2009 is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserts other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of our affected AEDs. Additionally, the FDA noted that our software update addresses “some, but not all electrical component defects.” We are in ongoing discussions with the FDA regarding the issues it raised in its warning letter and in its follow up communications in April 2010 regarding this matter. We may need to take different or additional corrective actions than anticipated depending on the outcome of those discussions, in which case the amounts we record in connection with these initiatives may need to be adjusted. We evaluate the adequacy of our accruals for these initiatives on a regular basis and will make adjustments to our estimates if facts and circumstances indicate that changes to our initial estimates would be appropriate.
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
     Recent Accounting Pronouncements
     In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.
     In September 2009, the Emerging Issues Task Force (EITF) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations, however we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of March 31, 2010.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition.” Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations, however we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of March 31, 2010.
Results of Operations
     Summary of Results for the Three Months Ended March 31, 2010
•	We generated revenue of $33.1 million for the three months ended March 31, 2010, a decrease of approximately 17% over the three month period ended March 31, 2009, which included an overall AED decline of 31%.
•	Cardiac monitoring revenue of $12.9 million increased 5% over the three month period ended March 31, 2009, reflecting results of our recent leadership changes and demand generation activities.
•	We incurred a net loss of $8.6 million, or $0.36 per share attributable to Cardiac Science Corporation, for the three months ended March 31, 2010 compared a net loss of $0.5 million, or $0.02 per share attributable to Cardiac Science Corporation, for the three months ended March 31, 2009.
•	We used cash from operations of $5.2 million for the three months ended March 31, 2010 compared to cash generated from operations of $3.7 million for the three months ended March 31, 2009.
•	We successfully negotiated a new line of credit agreement with Silicon Valley Bank for $5.0 million which expires in April 2011.
•	We made significant progress in implementing our previously announced voluntary corrective actions associated with our AED products, including an initial release of the software update relating to the field corrective action announced in November 2009, earlier than originally communicated, as well as the replacement of a significant number of the devices included in our medical device recall announced in February 2010.
•	We continued to make progress toward multiple product releases which are expected in upcoming quarters.
     Looking Forward
     We expect flat-to-modest overall revenue growth in 2010, with growth in our cardiac monitoring revenue likely offset by decreases in defibrillation revenue; service revenue will likely be flat.
     After several years of decline, we expect our cardiac monitoring revenues to continue to grow during the remaining periods in 2010 as a result of planned new product introductions and as a result of improved marketing and demand generation capabilities which were put into place during 2009. We expect continued growth in cardiac monitoring revenues beyond 2010 as we continue to develop and introduce new products, either internally or in partnership with third parties. If we are unable to successfully execute on our new product development plans or if the market is not receptive to our new products, our cardiac monitoring revenues could be adversely affected in future periods.

     Our AED revenues during the first quarter of 2010 were adversely affected by our recent corrective actions related to our AEDs, the FDA warning letter we received in February 2010 and by the recent re-entry of a significant competitor into the market. Due to these factors, which existed in the first quarter of 2010, we expect our AED revenues to increase somewhat in the second quarter of 2010 as compared to the first quarter of 2010, however our AED revenues may continue to be adversely affected by these circumstances during 2010, and potentially beyond. In addition, future revenue, operating results and liquidity may be adversely affected by recent public communications by the FDA and by possible future actions or communications by the FDA. We are still addressing our recent quality and regulatory matters with the FDA. If we are unable to address to the satisfaction of the FDA the issues raised in the warning letter announced in February 2010 or in the follow up communications from the FDA in April 2010, we could be required to implement a more costly corrective action plan or recall, and/or temporarily cease shipments of our products, which could ultimately impact our ability to fulfill customer orders and maintain market share. Further, to the extent we are not able to satisfy the FDA, we may be subject to further regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such regulatory actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and results of operations.
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
     We expect our revenues in Japan to continue to decline as our exclusive distribution agreement with Nihon Kohden approaches it termination in June 2010. On June 15, 2009, we notified Nihon Kohden, our current exclusive distributor of AEDs in Japan, that our OEM Supply and Purchase Agreement dated as of January 1, 2008 (the “OEM Agreement”) will terminate effective June 15, 2010. We elected to terminate the OEM Agreement in order to explore alternative means of distributing AED products in that market, largely in response to Nihon Kohden’s release of a competing AED. We expect to finalize distribution plans for the Japanese market in the near future. We do not expect to realize significant revenue in Japan until such plans have been finalized and implemented.
     Our future gross profits and gross margins will be dependent upon our overall revenue volume (by product mix), market pricing and our costs. Increasing volumes provide economies of scale and tend to enhance our gross margin. AEDs generally have a higher gross margin than our monitoring products. Accordingly, if our product mix shifts toward a relatively higher proportion of AEDs, our overall gross margins will increase and if the mix shifts toward a relatively higher proportion of monitoring products, our overall gross margins are likely to decline. Market pricing for our products has declined slightly in recent years. As we face challenges in retaining our AED market share in the face of circumstances discussed elsewhere in this report, we may experience additional pricing pressure, which may, in turn, result in a reduction of our gross margins. Finally, any increases in costs, including any unexpected additional costs associated with the ongoing or new corrective actions or recalls relating to our AEDs, or any other quality issues related to our products that may arise in the future, would also negatively affect our gross margins. Our actual gross profit and margins will be dependent on the aggregation of these and other factors.
     We expect our operating expenses to increase slightly in 2010 due to increased expenses associated with regulatory affairs and quality assurance as we continue to upgrade our internal capabilities in these areas. We also expect to incur higher research and development and marketing expenses associated with new product development initiatives. Further, we expect to see operating expenses increase over time due to our estimates for modest revenue growth in future periods. We will continue to monitor our operating expenses in light of our actual and anticipated future revenues and gross profit and we may need to take steps to reduce operating expenses in the future if our revenues and gross profit do not grow over time.
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
     Revenues for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months
	Ended	% Change	Three Months Ended
(dollars in thousands)	March 31, 2010	2009 to 2010	March 31, 2009
Defibrillation products	$15,862	(30.8%)	$22,916
% of revenue	47.9%		57.8%
Cardiac monitoring products	12,905	4.5%	12,349
% of revenue	39.0%		31.1%
Service	4,340	(1.3%)	4,399
% of revenue	13.1%		11.1%

Total revenues	$33,107	(16.5%)	$39,664

     Defibrillation products revenue decreased 31% for the three month period ended March 31, 2010 from the comparable period in 2009 driven by declines in domestic and international sales of 19% and 40%, respectively. Approximately $3.5 million of this decrease was due to reduced AED shipments to Nihon Kohden, our exclusive Japanese distribution partner, due to the winding down of our relationship with that partner, Nihon Kohden’s introduction of competing AED products in the Japanese market and overall weakened demand in Japan. The remainder of the decrease in defibrillation products revenue was due primarily to our AED ship-hold initiated during the first quarter of 2010 in advance of a medical device recall announced in February 2010, the adverse impact and publicity associated with the FDA warning letter we received in February 2010, and to a lesser extent to the return of a significant competitor to the market. Additionally, the impact of the weak economy continues to provide challenges for our AEDs both domestically and internationally.
     Cardiac monitoring products revenue increased by 5% for the three month period ended March 31, 2010 from the comparable period in 2009. The increase in our cardiac monitoring revenue is due primarily to increased demand generation activities which began in late 2009 for which we began to see results in early 2010.
     Service revenue decreased 1% for the three month period ended March 31, 2010 from the comparable period in 2009 due primarily to lower AED training and program management services resulting from declines in defibrillation product revenues during the period.
     Gross Profit
     Gross profit is revenues less the cost of revenues. Cost of revenues consists primarily of the costs associated with manufacturing, assembling and testing our products, amortization of certain intangibles, overhead costs, compensation, including stock-based compensation and other costs related to manufacturing support and logistics. Cost of revenues also includes costs associated with corrective actions and recalls associated with our products. We rely on third parties to manufacture certain of our product components. Accordingly, a significant portion of our cost of revenues consists of payments to these manufacturers. Cost of service revenue consists of customer support costs, training and professional service expenses, parts and compensation. Our hardware products include a warranty period that includes factory repair services or replacement parts. We accrue estimated expenses for warranty obligations at the time products are shipped.

     Gross profit for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2010	2009 to 2010	March 31, 2009
Products	$13,739	(26.3%)	$18,631
% of products revenue	47.8%		52.8%
Service	1,177	(5.7%)	1,248
% of service revenue	27.1%		28.4%

Total gross profit	$14,916	(25.0%)	$19,879

% of total revenue	45.1%		50.1%
     Gross profit from products decreased for the three month period ended March 31, 2010 from the comparable period in 2009 due primarily to significant declines in revenue and gross profit from lower AED sales to Nihon Kohden in the Japanese market. To a lesser extent, gross profit from products also declined due to a mix shift towards our cardiac monitoring products which generally have lower gross margins than our AED products. This shift in product mix was due largely to lower overall AED sales during the period resulting from the duration of our AED ship-hold during the first quarter of 2010, the adverse impact and publicity associated with the FDA warning letter we received in February 2010, and to a lesser extent to the return of a significant competitor to the market.
     Gross profit from service decreased for the three month period ended March 31, 2010 from the comparable period in 2009 due principally to lower service revenues associated with our AED training and program management services related to declines in AED product sales during the same period.
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
     General and administrative expenses consist primarily of employee salaries and related expenses for executive, finance, accounting, information technology, regulatory affairs, quality assurance and human resources personnel as well as bad debt expense, professional fees, legal fees, and other corporate expenses.

     Operating expenses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2010	2009 to 2010	March 31, 2009
Research and development	$4,205	(21.1%)	$3,471
% of total revenue	12.7%		8.8%

Sales and marketing	12,802	(14.3%)	11,198
% of total revenue	38.7%		28.2%

General and administrative	6,393	(13.8%)	5,616
% of total revenue	19.3%		14.2%

Total operating expenses	$23,400	(15.4%)	$20,285

% of total revenue	70.7%		51.1%
     The increase in research and development expenses for the three month period ended March 31, 2010 from the comparable period in 2009 was due almost entirely to outside design costs relating to new cardiac monitoring product introductions during 2010.
     The increase in sales and marketing expenses for the three month period ended March 31, 2010 from the comparable period in 2009 was due primarily to labor and severance costs relating to our former Senior Vice President of Sales and Marketing as well as increased salaries and benefits related to new leadership and new positions for the cardiac monitoring products sales organization.
     The increase in general and administrative expenses for the three month period ended March 31, 2010 from the comparable period in 2009 was due in part to increases in salaries and benefits associated with staffing increases in our regulatory affairs and quality assurance functions, as well as higher consulting and temporary fees relating to ongoing information technology projects.
     Other Income and Expense
     Other income (loss), net was income of $0.1 million for the three month period ended March 31, 2010 as compared to a loss of ($0.1) million during the same period in 2009. Other income, net for the three month period ended March 31, 2010 consisted primarily of royalty income of $0.1 million. Other loss, net for the three month period ended March 31, 2009 consisted primarily of net foreign currency exchange losses of ($0.2) million, partially offset by income from royalty agreements of $0.1 million.
     Income Taxes
     During the three months ended March 31, 2010, we recorded income tax expense of $0.1 million compared to an income tax benefit of $0.2 million in the three month period ended March 31, 2009. Our worldwide effective tax rate for the three month period ended March 31, 2010 was 31.3% as compared to a worldwide effective tax benefit of 31.0% for the same period in the prior year.
     The difference in our estimated worldwide effective tax rate for the three month period ended March 31, 2010 as compared to the same period in the prior year is due largely to the exclusion of the U.S. jurisdiction from the worldwide effective tax rate for the three month period ended March 31, 2010 and for the full year of 2010. We excluded the U.S. jurisdiction based on authoritative guidance that a jurisdiction should be excluded from the worldwide effective tax rate and calculated separately to the extent such jurisdiction anticipates an ordinary loss for the year or has ordinary losses for the year to date for which no tax benefit can be recognized. The U.S jurisdiction was not excluded from our estimated worldwide effective tax rate for the same period in the prior year, and our estimated worldwide effective tax rate was based on estimates of pre-tax income or losses for the full year, applicable tax rates in jurisdictions in which income and losses were expected to be generated, including the U.S., and expected U.S. federal and state tax credits.
     We have maintained the valuation allowance on our domestic deferred tax assets as the evidence available at March 31, 2010 does not warrant a change and as such, we believe it is not more likely than not that we will be able to realize the benefits of the losses anticipated in the current year. If in future periods we generate taxable income, the valuation allowance may be released in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, we will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and we will record deferred tax expense to increase the recorded valuation allowance for any such additional losses. The tax expense recorded in the quarter ended March 31, 2010 relates primarily to our foreign operations, which generally are forecasted to be marginally profitable during 2010.
     Liquidity and Capital Resources

	Three Months		Three Months
	Ended	% Change	Ended
(dollars in thousands)	March 31, 2010	2009 to 2010	March 31, 2009
Cash provided by (used in) operating activities	$(5,159)	(237.8%)	$3,743
Cash used in investing activities	(674)	22.2%	(866)
Cash provided by financing activities	65	(52.6%)	137
Effect of exchange rates on cash and cash equivalents	(93)	12.3%	(106)

Net change in cash and cash equivalents	$(5,861)	(301.5%)	$2,908

     Cash used in operating activities of $5.2 million for the three month period ended March 31, 2010 resulted from our net loss of $8.6 million plus adjustments for net non-cash items included in our net loss of $2.2 million and a net decrease in working capital of $1.1 million. The net non-cash items included in our net loss related primarily to depreciation and amortization and stock-based compensation. The net decrease in working capital of $1.1 million was due primarily to a decrease in accounts receivable of $2.6 million, an increase in our current liabilities of $1.7 million, and a decrease in prepaid and other current assets of $0.6 million, substantially offset by cash used to satisfy our ongoing corrective action liabilities of $1.7 million and an increase in inventory of $2.0 million.
     Cash provided by operating activities of $3.7 million for the three month period ended March 31, 2009 resulted from our net loss of $0.4 million plus adjustments for net non-cash items included in our net loss of $1.8 million and a net decrease in working capital of $2.3 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes. The net decrease in working capital of $2.3 million during the period was due primarily to a reduction in accounts receivable of $8.0 million as our cash collections were higher than sales during the period. This decrease was partially offset by a reduction in operating liabilities related to accounts payable, accrued expenses and deferred revenue totaling $4.8 million.
     We anticipate that we will continue to use cash in operations during the remainder of 2010 due in part to our anticipation of operating losses for the year and also due to the cash requirements associated with carrying out the two previously mentioned voluntary corrective actions associated with our AEDs. See Note 2 — Corrective Action Liabilities to the unaudited condensed consolidated financial statements. Our use of cash to fund operations may be further impacted by other general business factors such as our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses. Our ability to grow the business through possible acquisitions funded by cash or other borrowing has been reduced substantially in the foreseeable future as we plan to use a significant amount of our existing cash and cash equivalents during the rest of the year.
     Net cash used in investing activities for the three month periods ended March 31, 2010 and March 31, 2009 consisted of payments for capital expenditures related to investments in information technology and new manufacturing equipment and tooling for products under development.
     Net cash provided by financing activities for the three month periods ended March 31, 2010 and 2009 consisted of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan less required minimum tax withholdings on restricted stock awards remitted to taxing authorities.
     As of March 31, 2010, we had cash and cash equivalents of $21.0 million. We expect to incur operating losses for the remainder of 2010 and to use cash in operations. We have recently initiated two voluntary corrective actions relating to our AED products, the costs of which were estimated at $21.0 million and were included in our results of operations for the full year ended December 31, 2009. As of March 31, 2010, the Company had used cash of $7.5 million in carrying out these corrective actions, with remaining accrued corrective action liabilities of $13.5 million at March 31, 2010. The costs recorded are estimates and actual costs that we will incur to complete the corrective actions could be more or less than the $13.5 million that is remaining in our accrued corrective action liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2010. We expect to satisfy a significant portion of the requirements under the ongoing corrective actions during

2010 and we expect to spend a significant amount of the remaining accrued corrective action liability costs during 2010, which will negatively impact our cash position. In addition, we expect to operate at a loss and to use cash in operations for the remainder of 2010. We believe our existing cash and cash equivalents will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions, through at least March 31, 2011.
     However, we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. As discussed in Note 2 to the unaudited condensed consolidated financial statements, in February 2010, we received a warning letter from the FDA noting, among other things, that the voluntary field corrective action undertaken in November 2009 is inadequate. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of our affected AEDs. Additionally, the FDA noted that our software update addresses “some, but not all electrical component defects.” We are in ongoing discussions with the FDA regarding the issues it raised in its warning letter and in its follow up communication in April 2010 regarding this matter. It is possible that we may need to take different or additional actions than anticipated depending on the outcome of those discussions. Different or additional corrective actions could significantly increase the cost of addressing the component issues that led us to initiate the corrective action announced in November 2009. If we are unable to satisfy the FDA’s concerns, we may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of our products and/or civil monetary penalties. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and results of operations. Additionally, quality issues and related corrective actions, as well as other matters such as the recent re entry into the market of the former AED market leader, may adversely impact our projected revenues in the near term. Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods.
     Our previous $10.0 million line of credit agreement with Silicon Valley Bank expired on March 31, 2010. On April 27, 2010, we entered into a new line of credit agreement with Silicon Valley Bank which provides up to $5.0 million of revolving credit. This new agreement expires in April 2011. Our ability to borrow under this agreement is based largely on our “eligible” domestic accounts receivable outstanding at the time of borrowing, and to a lesser extent on our inventory holdings. Interest on borrowings, if any, will vary depending on whether we are operating with positive or negative Adjusted EBITDA and will be based on the Wall Street Journal Prime rate plus 1.0% to 1.75% or LIBOR plus 3.75% to 4.25%. We granted Silicon Valley Bank a first priority security interest in substantially all of our assets to secure our obligations under the line of credit. At March 31, 2010, we did not have any borrowings under this or any other line of credit.
     Given the above factors, we plan to closely monitor our projected operating results and cash balances during the remainder of 2010, and beyond. To the extent our actual operating results are not in line with our projected results, we intend to reduce costs, to the extent necessary, to enable us to continue operations for at least 12 months. While such cost reductions might negatively impact future growth opportunities, we believe we have the ability to make such reductions, should they become necessary.
     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010. In addition, we are continually considering other acquisitions that complement or expand our existing business or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing, or may not be able to obtain additional financing on acceptable terms.
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
     Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2010. Based on that evaluation, our chief executive officer and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Our proposed voluntary corrective action is subject to numerous risks and uncertainties, including the following:
•	since we have no experience designing and carrying out a field initiative or other corrective action plan of the magnitude under contemplation, we are likely to encounter challenges that could cause a delay in the implementation of the field initiative or negatively impact its effectiveness;
•	the actual costs to implement the proposed field initiative could exceed the $18.5 million estimate taken as a charge in the third quarter of 2009 due to a variety of factors, including the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to carry out any field upgrades involved in the initiative, the customer response rate in implementing any field upgrades involved in the process and the level of required follow up with customers, the extent to which we may rely on third parties to carry out the field initiative and associated costs, and the length of time and other resources required to complete the field initiative;
•	implementation of the proposed field initiative, as well as attendant publicity, may create a negative perception of our AED products in the market, leading to a decline in sales that could materially adversely impact our financial position and results of operations;
•	we will need to devote technical, management, logistics and other resources to the implementation of the proposed field initiative, which could detract from our ability to operate our core business and hinder our ability to carry out initiatives relating to new products or product enhancements;
•	despite implementation of the field initiative, some devices may still fail at a time when they are being used to deliver therapy, which could lead to product liability claims against us that, if successful, could adversely impact our financial position and results of operations or negatively impact the market’s perception of our products; and
•	the plan will require the expenditure of significant amounts of cash which, in combination with expected operating losses in 2010, may negatively impact our liquidity or at least constrain our ability to pursue strategic initiatives such as acquisitions, new product development, or other growth initiatives.

     Moreover, in February 2010, we received a warning letter from the FDA noting, among other things, that the proposed field corrective action is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserts other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of our affected AEDs. Additionally, the FDA noted that our software update addresses “some, but not all electrical component defects.” We are in ongoing discussions with the FDA regarding these issues. If we are unable to correct the inadequacies asserted in the FDA’s letter or otherwise satisfy the FDA’s concerns, we may be subject to regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and operating results.
Our cash and cash equivalents may not be sufficient to fund future operations and we may not be able to secure additional sources of financing or obtain financing on acceptable terms.
     Our cash and cash equivalents as of March 31, 2010, totaled $21.0 million. We expect to incur operating losses in 2010 and to use cash in operations. Additionally, we have recently initiated two voluntary corrective actions relating to our AED products, the costs of which have been estimated at $21.0 million, of which $13.5 million remains as an accrued liability as of March 31, 2010. We expect to spend a significant portion of the remaining accrued costs associated with these corrective actions during 2010 which will negatively impact our cash position. We believe our existing cash and cash equivalents will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures needs and other obligations, including the remaining estimated costs of the ongoing corrective actions, through at least March 31, 2010.
     However, we cannot be certain our cash and cash equivalents will be sufficient to meet our operating needs in 2010 as we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods which in turn could also adversely impact our forecasts for cash and cash equivalents throughout the year. In addition, we may be forced to borrow from our available line of credit or may need to seek additional or alternative sources of financing.
     Our previous $10.0 million line of credit agreement with Silicon Valley Bank expired on March 31, 2010. On April 27, 2010, we entered into a new line of credit agreement with Silicon Valley Bank which provides up to $5.0 million of revolving credit. This new agreement expires in April 2011. Our ability to borrow under this agreement is based largely on our “eligible” domestic accounts receivable outstanding at the time of borrowing, and to a lesser extent on our inventory holdings. Interest on borrowings, if any, will vary depending on whether we are operating with positive or negative Adjusted EBITDA and will be based on the Wall Street Journal Prime rate plus 1.0% to 1.75% or LIBOR plus 3.75% to 4.25%. We granted Silicon Valley Bank a first priority security interest in substantially all of our current assets to secure our obligations under the line of credit.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
     President Obama’s administration has announced several proposals to reform U.S. tax laws that would, among other things, defer tax deductions for interest expense allocable to non-U.S. income until non-U.S. earnings are repatriated to the United States and further limit foreign tax credits. Proposals also include treating as Subpart F income subject to current taxation certain excessive returns from transfers of intangible assets by a U.S. person to a related controlled foreign corporation. These proposals, if passed, would be effective for tax years beginning after December 31, 2010. It is unclear whether these proposed tax reforms will be enacted into law, or, if enacted, what the scope of the reforms will be. If any of these or similar proposals are enacted into law, they may have a material adverse impact on our business, financial position and results of operations.
     With the exception of the risk factors above, there have been no new risk factors or updates to risk factors that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Removed and Reserved

Item 5.	Other Information
     None.

Item 6.	Exhibits

No.	Description
10.1	Second Amended and Restated Loan and Security Agreement dated as of April 27, 2010 among Silicon Valley Bank and Cardiac Science Corporation (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51512) filed April 30, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2010