Form 10-Q
period 2010-06-30
Cardiac Science CORP
filed 2010-08-06
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s Common Stock outstanding at August 2, 2010 was 23,815,781.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$10,885	$26,866
Accounts receivable, net of allowance for doubtful accounts of $900 and $1,017, respectively	23,784	24,228
Inventories	24,476	23,581
Prepaid expenses and other current assets	3,240	3,702

Total current assets	62,385	78,377
Other assets	666	872
Machinery and equipment, net of accumulated depreciation and amortization of $18,749 and $17,490, respectively	8,418	8,406
Deferred income taxes	31	31
Intangible assets, net of accumulated amortization of $19,836 and $17,876, respectively	25,999	27,988
Investments in unconsolidated entities	400	386

Total assets	$97,899	$116,060

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$12,499	$11,030
Accrued liabilities	12,619	12,216
Warranty liability	3,981	4,028
Deferred revenue	7,799	7,919
Corrective action liabilities	21,452	15,249

Total current liabilities	58,350	50,442
Deferred income taxes	5,389	5,389

Total liabilities	63,739	55,831
Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 23,808,124 and 23,566,320 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	232,455	231,159
Accumulated other comprehensive income	53	304
Accumulated deficit	(199,624)	(172,527)

Total Cardiac Science Corporation shareholders’ equity	32,884	58,936
Noncontrolling interests	1,276	1,293

Total equity	34,160	60,229

Total liabilities and equity	$97,899	$116,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Revenues:
Products	$31,672	$31,653	$60,439	$66,918
Service	4,431	4,461	8,771	8,860

Total revenues	36,103	36,114	69,210	75,778

Cost of Revenues:
Products	16,047	15,433	31,075	32,067
Corrective action costs	11,000	—	11,000	—
Service	3,187	3,130	6,350	6,281

Total cost of revenues	30,234	18,563	48,425	38,348

Gross profit	5,869	17,551	20,785	37,430

Operating Expenses:
Research and development	4,629	3,617	8,834	7,088
Sales and marketing	12,412	11,271	25,214	22,469
General and administrative	7,201	6,349	13,594	11,965

Total operating expenses	24,242	21,237	47,642	41,522

Operating loss	(18,373)	(3,686)	(26,857)	(4,092)

Other Income (Loss):
Interest income	8	19	18	32
Other income (loss), net	(37)	545	94	397

Total other income (loss)	(29)	564	112	429

Loss before income tax benefit (expense)	(18,402)	(3,122)	(26,745)	(3,663)
Income tax benefit (expense)	(58)	1,194	(191)	1,360

Net loss	(18,460)	(1,928)	(26,936)	(2,303)
Less: Net income attributable to noncontrolling interests	(50)	(178)	(161)	(341)

Net loss attributable to Cardiac Science Corporation	$(18,510)	$(2,106)	$(27,097)	$(2,644)

Net loss per share attributable to Cardiac
Science Corporation:
Basic	$(0.78)	$(0.09)	$(1.15)	$(0.11)
Diluted	$(0.78)	$(0.09)	$(1.15)	$(0.11)
Weighted average shares outstanding:
Basic	23,723,268	23,198,352	23,658,886	23,127,742
Diluted	23,723,268	23,198,352	23,658,886	23,127,742
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Operating Activities:
Net loss	$(18,460)	$(1,928)	$(26,936)	$(2,303)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	635	554	1,220	1,213
Depreciation and amortization	1,620	1,542	3,208	3,067
Deferred income taxes	—	(1,398)	—	(1,765)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	(2,662)	730	(18)	8,717
Inventories	1,021	(89)	(997)	(1,330)
Prepaid expenses and other assets	86	(392)	660	36
Accounts payable	1,593	(118)	1,726	(2,457)
Accrued liabilities	(390)	1,045	579	(291)
Warranty liability	(72)	111	(15)	9
Corrective action liabilities	7,947	—	6,203	—
Deferred revenue	(649)	426	(120)	(670)

Net cash provided by (used in) operating activities	(9,331)	483	(14,490)	4,226

Investing Activities:
Purchases of machinery and equipment	(669)	(769)	(1,345)	(1,654)
Proceeds from repayment of note	—	10	2	83
Cash paid for acquisitions	—	—	—	(54)

Net cash used in investing activities	(669)	(759)	(1,343)	(1,625)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	57	502	152	736
Minimum tax withholding on restricted stock awards	(64)	—	(94)	(97)

Net cash provided by (used in) financing activities	(7)	502	58	639

Effect of exchange rate changes on cash and cash equivalents	(113)	79	(206)	(27)

Net change in cash and cash equivalents	(10,120)	305	(15,981)	3,213
Cash and cash equivalents, beginning of period	21,005	37,563	26,866	34,655

Cash and cash equivalents, end of period	$10,885	$37,868	$10,885	$37,868

Supplemental disclosures of noncash investing and financing activities:
Increase (decrease) in accrued machinery and equipment purchases	$(69)	$153	$(85)	$(243)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
     Cardiac Science develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AED), electrocardiograph devices (ECG/EKG), cardiac stress treadmills and systems, PC-based diagnostic workstations, Holter monitoring systems, hospital defibrillators, vital signs monitors, cardiac rehabilitation telemetry systems and cardiology data management systems (informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. The Company sells a variety of related products and consumables and provides a portfolio of training, maintenance, and support services. Cardiac Science, the successor to the cardiac businesses that established the trusted Burdick®, Quinton® and Powerheart® brands, is headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, the Company has operations in North America, Europe, and Asia.
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
     The condensed consolidated balance sheet dated June 30, 2010, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2010 and 2009 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2009 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report.
     The accompanying unaudited condensed consolidated financial statements present the Company on a consolidated basis, including the Company’s wholly owned subsidiaries and its majority owned joint ventures. All intercompany accounts and transactions have been eliminated.
     Liquidity
     As of June 30, 2010, the Company’s cash and cash equivalents totaled $10,885,000. The Company is currently in the process of addressing two separate voluntary corrective actions relating to its AED products, the first of which was initially announced in November 2009 and the second of which was initially announced in February 2010. See Note 2.
     The Company has recorded charges totaling $32,000,000 related to these two voluntary corrective actions, of which $21,000,000 was recorded during 2009 and an additional $11,000,000 was recorded during the second quarter of 2010. This additional $11,000,000 charge is associated with the Company’s plan, first announced in July 2010, to replace or repair approximately 24,000 AEDs used by certain first responders and medical facilities in the United States and includes an estimate for devices located outside of the United States which the Company believes that it is probable that it would be required to repair or replace in the future. Through June 30, 2010, the Company had used cash of $10,548,000 in carrying out these corrective actions, with remaining accrued corrective action liabilities of $21,452,000 at June 30, 2010. See Note 2.
     The costs recorded are estimates and actual costs that the Company incurs to complete the corrective actions could be more or less than the remaining $21,452,000 accrual as of June 30, 2010. The Company expects that it will satisfy substantially all of the requirements under its ongoing corrective actions during 2011 and expects to spend a significant amount of the remaining accrued corrective action liability costs during this same period, which will negatively impact the Company’s cash position. The Company expects to operate at a loss and to use cash in its operations for the remainder of 2010. However the Company currently believes that it will return to profitability at some point during 2011 and that it will begin to generate cash from its operations during 2011.

     On July 16, 2010, the Company entered into an amended and restated line of credit agreement with Silicon Valley Bank which, among other things, increased the amount available for borrowing from $5,000,000 to $15,000,000. The Company did not have any borrowings under its line of credit agreement at June 30, 2010. The Company’s ability to borrow under this agreement is primarily based on outstanding accounts receivable and, to a lesser extent, on its inventory holdings.
     The Company believes it has addressed the issues raised by the Food and Drug Administration (“FDA”) in connection with the voluntary field corrective action first announced in November 2009. See Note 2. However, the Company is in ongoing discussions with the FDA regarding the remaining issues raised by the FDA in its warning letter from February 2010 which asserted inadequacies relating to the Company’s procedures associated with the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. If the Company is unable to satisfy the FDA’s concerns, the Company may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of the Company’s products and/or civil monetary penalties. Any such actions could significantly disrupt the Company’s ongoing business and operations and have a material adverse effect on its financial position and results of operations. Additionally, quality issues and related corrective actions may adversely impact the Company’s projected revenues in the near term. Accordingly, the Company may be required to reduce costs, which could adversely impact the Company’s forecasts for revenue growth in future periods.
     Given the above factors, the Company plans to closely monitor its actual and projected operating results and cash balances during the remainder of 2010, and beyond. Additionally, the Company is focused on executing its corrective action plans and reducing operating losses during the remainder of 2010 and returning to profitability at some point during 2011. The Company intends to reduce operating losses through both revenue growth and by reducing operating expenses beginning in the second half of 2010 and during 2011. If the Company’s actual operating results are not in line with its projected results, the Company intends to, and believes it has the ability to, make such cost reductions should they become necessary. Ultimately, the Company anticipates it will have sufficient operating profits, and/or cash generated from operations in future periods, to repay any borrowings under its line of credit. Further, the Company believes its existing cash and cash equivalents and ability to borrow under its available line of credit will be sufficient to fund its anticipated operating losses for at least the next twelve months, as well as to meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions. Further, the Company believes it will be able to renew its line of credit agreement with Silicon Valley Bank in July 2011. However, to the extent the Company is not successful in renewing its line of credit, or if other adverse events or circumstances arise during the remainder of 2010 or 2011 which could require additional funding beyond that available under its current line of credit, the Company may need to seek additional or alternative sources of financing. There can be no assurance that the Company would be able to obtain financing from alternative sources and, if such financing were to be available, it may be expensive and/or dilutive to stockholders.
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

     The following table sets forth the computation of basic and diluted net loss per share attributable to Cardiac Science Corporation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share data)	2010	2009	2010	2009
Numerator:
Net loss attributable to Cardiac Science Corporation	$(18,510)	$(2,106)	$(27,097)	$(2,644)

Denominator:
Weighted average shares for basic calculation	23,723,268	23,198,352	23,658,886	23,127,742

Weighted average shares for diluted calculation	23,723,268	23,198,352	23,658,886	23,127,742

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net loss attributable to Cardiac Science Corporation per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Antidilutive shares issuable upon exercise of stock options	2,907,638	3,094,822	2,907,638	3,094,822
Antidilutive shares issuable upon exercise of warrants	—	212,776	—	212,776
Antidilutive shares related to non-vested stock awards and ESPP	1,546,725	935,039	1,546,725	935,039

Total	4,454,363	4,242,637	4,454,363	4,242,637

     Customer and Vendor Concentrations
     For the three and six month periods ended June 30, 2010 and 2009, we did not have any customers that accounted for more than 10% of our revenues.
     For the three and six month periods ended June 30, 2010, we had one vendor in each period that accounted for 10% of purchases during these periods. For the three and six month periods ended June 30, 2009, we had one vendor which accounted for 13% of purchases during all of these periods. Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
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
     In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and

provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of June 30, 2010.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition.” Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of June 30, 2010.
2. Corrective Action Liabilities
     November 2009 Corrective Actions
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
     During the third quarter of 2009, the Company conducted a thorough review and analysis of the potential for certain of its AED products shipped prior to August 10, 2009 to fail to perform a rescue due to the component issue described above. The Company determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a component that has malfunctioned. The Company also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. In November 2009 the Company announced it was initiating a voluntary field corrective action to enhance the reliability of the affected AED units in the field through a software update related to the AEDs’ routine self test functionality. The Company recorded a charge of $18,500,000 in the third quarter of 2009 related to this corrective action. During the first quarter of 2010, the Company completed development of the initial software update related to certain models of its AEDs and made this update available to its customers earlier than originally communicated in November 2009. The Company introduced the remaining versions of the software update for all remaining AED models in June 2010.
     In February 2010, the Company received a warning letter from the FDA noting, among other things, that the voluntary field corrective action it announced in November 2009 is inadequate since the software update is intended to improve the products’ ability to detect the potential component defect, but is not designed to prevent component failure. See Note 1. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of the Company’s affected AEDs. Additionally, the FDA noted that the Company’s software update addresses “some, but not all electrical component defects.”
     Following discussions with the FDA, in July 2010, the Company announced it will replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States that are included in the customer population covered by the voluntary corrective action first announced in November 2009. The population of first responders includes police, fire and ambulance services and medical facilities include hospitals, medical clinics, dialysis centers and assisted living facilities. The Company recorded an additional $11,000,000 charge during the second quarter of 2010, representing the estimated costs for repair or replacement of these devices, as well as an estimate of the cost to repair or replace certain devices located outside of the United States that the Company believes that it is probable that it would be required to perform in the future. The Company expects that it will satisfy substantially all of the requirements under this corrective action during 2011.

     Concurrent to the Company’s July 2010 announcement, the FDA published a communication regarding the Company’s updated corrective action plan, citing the Company’s commitment to repair or replace approximately 24,000 high risk and/or frequently used AEDs with first responders and medical facilities within the United States. The FDA recommended that all other impacted customers follow the process, as outlined by the Company, for implementing the software update which has been made available to customers through the Company’s website or through a software kit shipped directly to the customer. The Company believes this updated recommendation by the FDA addressed all outstanding issues with the Company’s previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
     February 2010 Corrective Action
     During the first quarter of 2010, the Company announced it was initiating a worldwide voluntary medical device recall after determining that approximately 12,200 AEDs may not be able to deliver therapy during a resuscitation attempt, which may lead to serious adverse events or death. These AEDs were manufactured in a way that makes them potentially susceptible to failure under certain conditions. The FDA was informed of this situation in February 2010. The Company recorded a charge of $2,500,000 in the fourth quarter of 2009 related to this voluntary recall. As of June 30, 2010, the Company has replaced substantially all of the devices included in this corrective action and is currently expecting this matter to be complete by the end of the third quarter of 2010.
     Recorded Charges
     As of June 30, 2010, the Company has recorded charges totaling $32,000,000 representing estimated costs related to the two voluntary corrective actions described above. These charges were included in cost of revenues on the consolidated statements of operations for the year ended December 31, 2009 and on the unaudited condensed consolidated statement of operations for the three and six month periods ended June 30, 2010.
     The Company’s corrective action liabilities are included in corrective action liabilities on the unaudited condensed consolidated balance sheets and are summarized as follows:

		Charged to
	Beginning	product cost			End of
(in thousands)	of period	of revenues	Adjustments	Expenditures	period
Six months ended June 30, 2010	$15,249	$11,000	$—	$(4,797)	$21,452
     The costs of these voluntary corrective actions are estimates. The actual costs incurred by the Company to implement the voluntary corrective actions could vary significantly based on a number of factors, including the outcome of discussions or negotiations with applicable regulatory bodies in geographies outside the U.S., the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by the Company to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which the Company relies on third party assistance to carry out the corrective actions, the extent to which AED units recovered from affected customers can be repaired and used as replacement units for other customers, and the length of time and other resources required to complete the corrective actions, among others. However, as of June 30, 2010, the Company believes its remaining accrued corrective action liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2010 will be sufficient to fund the remaining expected costs of these matters.
     The Company expects that it will satisfy substantially all of the requirements under its ongoing corrective actions during the remainder of 2010 and during 2011, which will continue to have a negative impact on cash flows during this same period, and possibly later periods. Further, as a result of these charges, the Company also considered the impact the corrective actions could have on the carrying value of indefinite lived intangible assets or other long lived assets including property and equipment and intangible assets subject to amortization, or the realizability of its inventories as of June 30, 2010. Based on the Company’s analysis, it was determined that no adjustments to the carrying value of these assets were required as of June 30, 2010.
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
     The following tables reflect the changes in equity attributable to both Cardiac Science Corporation and the noncontrolling interests of the joint ventures in which the Company has a majority, but not total, ownership interest for the three and six month periods ended June 30, 2010 and 2009, respectively:

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at March 31, 2010	$51,025	$1,336	$52,361
Comprehensive loss:
Net income (loss)	(18,510)	50	(18,460)
Unrealized gains on available for sale securities	(92)	—	(92)
Foreign currency translation adjustments	(165)	(110)	(275)

Comprehensive loss	(18,767)	(60)	(18,827)
Stock-based transactions and compensation expense under employee benefit plans	626	—	626

Equity at June 30, 2010	$32,884	$1,276	$34,160

Equity at March 31, 2009	$131,880	$658	$132,538
Comprehensive income (loss):
Net income (loss)	(2,106)	178	(1,928)
Unrealized losses on available for sale securities, net of related tax of ($183)	402	—	402
Foreign currency translation adjustments	54	33	87

Comprehensive income (loss)	(1,650)	211	(1,439)
Stock-based transactions and compensation expense under employee benefit plans	1,044	—	1,044

Equity at June 30, 2009	$131,274	$869	$132,143

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at December 31, 2009	$58,936	$1,293	$60,229
Comprehensive loss:
Net income (loss)	(27,097)	161	(26,936)
Unrealized gains on available for sale securities	15	—	15
Foreign currency translation adjustments	(266)	(178)	(444)

Comprehensive loss	(27,348)	(17)	(27,365)
Stock-based transactions and compensation expense under employee benefit plans	1,296	—	1,296

Equity at June 30, 2010	$32,884	$1,276	$34,160

Equity at December 31, 2008	$131,703	$545	$132,248
Comprehensive income (loss):
Net income (loss)	(2,644)	341	(2,303)
Unrealized losses on available for sale securities, net of related tax of ($169)	374	—	374
Foreign currency translation adjustments	(27)	(17)	(44)

Comprehensive income (loss)	(2,297)	324	(1,973)
Stock-based transactions and compensation expense under employee benefit plans	1,868	—	1,868

Equity at June 30, 2009	$131,274	$869	$132,143

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
     The following table summarizes revenues by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Defibrillation products	$19,051	$16,853	$34,913	$39,791
Cardiac monitoring products	12,621	14,800	25,526	27,127
Service	4,431	4,461	8,771	8,860

Total	$36,103	$36,114	$69,210	$75,778

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Domestic	$25,915	$26,227	$50,404	$52,090
Foreign	10,188	9,887	18,806	23,688

Total	$36,103	$36,114	$69,210	$75,778

     Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.
5. Inventories
     Inventory is valued at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and factory overhead. Inventories were comprised of the following:

	June 30,	December 31,
(in thousands)	2010	2009
Raw materials	$16,770	$18,752
Finished goods	7,706	4,829

Total inventories	$24,476	$23,581

     The Company performs a detailed analysis of our inventories on a quarterly basis, or more frequently should circumstances arise. Such circumstances could include, but would not be limited to, changes in a product bill of material due to design or quality improvements, product failures related to faulty or defective materials, decisions regarding product life cycles, and the Company’s ability to sell refurbished products, among others. This analysis is performed to ensure inventory items are carried at the lower of cost, on a weighted average basis, or market, and that the Company has adequately reserved any excess and/or obsolete items in inventory.
6. Intangible Assets
     The following table sets forth the balances of intangible assets at June 30, 2010 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		163	—	163

Total intangible assets not subject to amortization		14,943	—	14,943

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(8,362)	288
Cardiac Science developed technology	8 years	11,330	(6,845)	4,485
Burdick distributor relationships	10 years	1,400	(1,050)	350
Burdick developed technology	7 years	860	(860)	—

Patents and patent applications	5-10 years	960	(938)	22
Patent rights	6-13 years	7,692	(1,781)	5,911

Total intangible assets subject to amortization		30,892	(19,836)	11,056

Total		$45,835	$(19,836)	$25,999

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2010 (excluding Q1, Q2 2010)	$1,383
2011	2,190
2012	2,187
2013	1,567
2014	623
Thereafter	3,106
7. Credit Facility
     On July 16, 2010, the Company entered into an amended and restated line of credit agreement with Silicon Valley Bank which, among other things, increased the amount available for borrowing in revolving credit from $5,000,000 to $15,000,000. The Company’s ability to borrow under this agreement is based largely on its accounts receivable outstanding at the time of borrowing and, to a lesser extent, on its inventory holdings. Interest on borrowings, if any, will be based on the Wall Street Journal Prime rate plus 2.5%. Interest is payable monthly, on the last day of the month, and all obligations are due on July 14, 2011. In addition, upon finalizing the agreement in July 2010, the Company paid Silicon Valley Bank a non-refundable commitment fee of $175,000 and any unused balances under this facility will bear monthly fees equal to 0.25% per annum on the average unused portion of the revolving line. The Company granted Silicon Valley Bank a first priority security interest in substantially all of its assets to secure its obligations under the line of credit.
     At June 30, 2010, the Company did not have any borrowings under this or any other line of credit.
8. Warranty Liability
     Changes in the warranty liability for the six months ended June 30, 2010 were as follows:

Six Months Ended
(in thousands)	June 30, 2010

Warranty liability, beginning of the period	$4,028
Charged to product cost of revenues, net	887
Warranty expenditures	(934)

Warranty liability, end of the period	$3,981

9. Stock-Based Compensation Plans
     The Company maintains an ESPP, as well as several equity incentive plans under which it may grant non-qualified stock options, incentive stock options and non-vested stock awards to employees, non-employee directors and consultants.
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options plans:
Volatility	55.5%	54.0%	55.5%	53.7%
Expected term (years)	6.00	6.70	6.00	6.61
Risk-free interest rate	3.3%	2.7%	3.3%	2.6%
Expected dividend yield	—	—	—	—
Fair value of options granted	$1.03	$2.30	$1.03	$2.16

Employee stock purchase plan:
Volatility	47.0%	40.0%	47.0%	40.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	2.7%	2.1%	2.7%	2.1%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$0.79	$1.73	$0.79	$1.73

Non-vested stock:
Fair value of non-vested stock awards granted	$1.51	$4.10	$2.32	$4.07
     In January 2010, the Company granted to certain of its executives 625,000 non-vested stock awards as part of a long term performance based restricted stock unit award program. These awards will vest at the end of a three-year performance period, with 50% based on the achievement of a specified revenue compound annual growth rate with certain adjustments and 50% based on specified combined operating cash flow (or suitable financing in place to fund operations beyond 2012) with certain adjustments. The Company has granted an additional 78,500 non-vested stock awards during 2010. These non-vested stock awards vest ratably over a four-year period in annual increments beginning one year from the date of grant. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes.
     The following table summarizes information about the non-vested stock award activity during the three and six month periods ended June 30, 2010:

Shares
Non-vested balance, December 31, 2009	1,045,460
Granted	675,000
Vested	(41,738)
Forfeited	(89,194)

Non-vested balance, March 31, 2010	1,589,528
Granted	28,500
Vested	(147,288)
Forfeited	(19,637)

Non-vested balance, June 30, 2010	1,451,103

     In April 2010, the Company granted 7,500 shares of non-qualified stock options. Stock options typically vest 25% after one year from the date of the grant and then monthly thereafter over a four year period.
     The Company issued 57,955 and 36,753 shares of common stock during the three month periods ended June 30, 2010 and 2009, respectively, and 110,144 and 77,704 shares of common stock during the six month periods ended June 30, 2010 and 2009, respectively in connection with the ESPP and received total proceeds of $57,000, $129,000, $152,000 and $256,000, respectively.

10. Commitments and Contingencies
    Other Commitments
     As of June 30, 2010, the Company had purchase obligations of approximately $43,032,000 consisting of outstanding purchase orders issued in the normal course of business.
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
11. Income Taxes
     The Company records its quarterly provision for income taxes based on the estimated worldwide effective tax rates for the full year, which is determined based on estimates of pre-tax income or losses for the full year, and applicable tax rates in jurisdictions in which income and losses are expected to be generated. The Company estimates its worldwide effective tax rate for the year ended December 31, 2010, excluding the U.S. jurisdictions, will be approximately 31%. This estimate relates primarily to the Company’s foreign operations which generally are forecasted to be marginally profitable during 2010.
     Based on authoritative guidance, the Company has excluded the U.S. jurisdiction from its worldwide effective tax rate analysis which was calculated separately and estimated to be zero as of June 30, 2010 and for the full year of 2010. The Company excluded the U.S. jurisdiction based on guidance that a jurisdiction should be excluded from the worldwide effective tax rate and calculated separately to the extent such jurisdiction anticipates an ordinary loss for the year or has generated ordinary losses on a year to date basis for which no tax benefit can be recognized. The Company has maintained its valuation allowance on domestic deferred tax assets as the positive and negative evidence which existed as of June 30, 2010 does not warrant a change from its position as of December 31, 2009. As such, the Company believes it is not more likely than not that it will be able to realize the benefits of the expected income tax losses generated during the current year.
     For the six month period ended June 30, 2010, the Company recorded a worldwide effective tax rate of 29% which includes the Company’s estimated worldwide effective tax rate, excluding the U.S. jurisdictions, of 31% adjusted for favorable true-ups related to tax filings in foreign jurisdictions which had lower pre-tax book income on their filed tax returns than what was anticipated at December 31, 2009. Based on this, the Company recorded income tax expense of $0.1 million and $0.2 million for the three and six month periods ended June 30, 2010.
     The Company recorded a worldwide effective tax benefit of 37% for the six month period ended June 30, 2009, resulting in income tax benefits of $1.2 million and $1.4 million in the three and six month periods ended June 30, 2009. The prior year worldwide effective tax rate did not exclude the U.S. jurisdiction from the analysis as noted above and was based on estimates of pre-tax income or losses for the full year, applicable tax rates in jurisdictions in which income and losses were expected to be generated, including the U.S., and expected U.S. federal and state tax credits.
     Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax benefits as of June 30, 2010 and December 31, 2009. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At June 30, 2010 and December 31, 2009, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
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
     During each of the three and six month periods ended June 30, 2010, these forward foreign exchange contracts resulted in net realized gains of $232,000 and $343,000, respectively. During each of the three and six month periods ended June 30, 2009, these forward foreign exchange contracts resulted in insignificant net realized gains and losses. The realized gains were partially offset by realized and unrealized gains and losses on foreign denominated accounts receivable and foreign intercompany payables in the same periods. Realized gains and losses related to forward foreign exchange contracts are recorded in other income (loss), net and the assets and liabilities for these contracts are recorded in prepaid and other assets and accrued liabilities. The Company had no outstanding forward foreign exchange contracts as of June 30, 2010 or December 31, 2009.
13. Fair Value Measurement
     Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entities own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no changes to the valuation techniques during the three and six month periods ended June 30, 2010.
     The Company’s investments in unconsolidated entities, which totaled $321,000 at June 30, 2010, are comprised primarily of investments in equity securities of unconsolidated entities that are carried at fair value and are included in investments in unconsolidated entities on the Company’s unaudited condensed consolidated balance sheet, using quoted market prices in active markets (level 1 inputs).
     The Company has other financial instruments in addition to its investments in unconsolidated entities noted above which consist primarily of cash, accounts receivable, notes receivable, accounts payable and other accrued liabilities which are presented in the unaudited condensed consolidated financial statements at their approximate fair values at June 30, 2010 due to the short-term nature of their settlements.
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

     During the six month period ended June 30, 2009, the Company made cash severance payments of $888,000 related to this restructuring and all remaining costs associated with this restructuring were paid prior to December 31, 2009. While there are periodic departures resulting in severance payments, there were no broad based restructuring costs incurred during the three and six month periods ended June 30, 2010 and 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including our expectations relating to future results of operations, liquidity or financial position, completion of corrective action plans; costs associated with corrective actions, cost reductions, resolution of pending regulatory issues, and other matters, made in this Quarterly Report on Form 10-Q are forward looking. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to various uncertainties.
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, those discussed in Part II — Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
     Business Overview
     We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (“AEDs”), electrocardiograph devices (“ECG/EKG”), cardiac stress testing treadmills and systems, PC-based diagnostic work stations, Holter monitoring systems, hospital defibrillators, vital signs monitors, cardiac rehabilitation telemetry systems, and cardiology data management systems (“Informatics”) that connect with hospital information (“HIS”), electronic medical record (“EMR”), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, Quinton® and Powerheart® brands and are headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, we have operations in North America, Europe, and Asia.

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
     Stock-Based Compensation. We account for stock-based compensation based on fair value of the options or restricted stock units at the date of grant. Share-based compensation cost is measured at the grant date and is recognized as expense over the related vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating future volatility and expected term. If actual forfeiture results differ significantly from estimates, stock-based compensation expense and our results of operations could be materially impacted.
     Indefinite Lived Intangible Assets. Our indefinite lived intangible assets are comprised primarily of trade names, which were acquired in our acquisition of Spacelabs Burdick, Inc. in 2003 and the merger transaction between Quinton Cardiology Systems, Inc. and Cardiac Science, Inc. in 2005. We use our judgment to estimate the fair value of each of these indefinite lived intangible assets. Our judgment about fair value is based on our expectation of future cash flows and an appropriate discount rate.
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
     Corrective Action Costs. We provide for additional warranty costs associated with field corrective actions and recalls when the likelihood of incurring costs associated with these matters becomes probable and estimable. We record estimated warranty costs associated with field corrective actions and recalls as part of cost of revenues on the unaudited condensed consolidated statements of operations and within corrective action liabilities on the unaudited condensed consolidated balance sheets. We evaluate the adequacy of our accruals for these initiatives on a regular basis and will make adjustments to our estimates if facts and circumstances indicate that changes to our initial estimates would be appropriate.
     As of June 30, 2010, we have recorded charges totaling $32.0 million representing the estimated costs related to the two voluntary corrective actions. We recorded a charge of $18.5 million in the third quarter of 2009, representing the estimated costs of implementing a software update relating to the voluntary corrective action first announced in November 2009 covering nearly 300,000 AEDs shipped between June 2003 and June 2009, and a charge of $2.5 million in the fourth quarter of 2009 representing the estimated costs of replacing approximately 12,200 AEDs that were the subject of the corrective action announced in February 2010. As further described below, we recorded an additional charge of $11.0 million during the second quarter of 2010 related to the updated corrective action plan first announced in July 2010.
     The costs of these voluntary corrective actions are estimates. Our actual costs incurred to implement the voluntary corrective actions could vary significantly based on an number of factors, including the outcome of discussions or negotiations with applicable regulatory bodies in geographies outside the United States, the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which we rely on third party assistance to carry out the corrective actions, the extent to which AED units recovered from affected customers can be repaired and used as replacement units for other customers, and the length of time and other resources required to complete the corrective actions, among others.
     In February 2010, we received a warning letter from the Food & Drug Administration (“FDA”) noting, among other things, that the voluntary field corrective action we announced in November 2009 is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserted other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. In April 2010, the FDA published additional information regarding our corrective action announced in November 2009, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of our affected AEDs. Additionally, the FDA noted that our software update addresses “some, but not all electrical component defects.”

     Following discussions with the FDA, in July 2010, we announced that we will replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States that are included in the customer population covered by the voluntary corrective action first announced in November 2009. The population of first responders includes police, fire and ambulance services and medical facilities include hospitals, medical clinics, dialysis centers and assisted living facilities. We recorded an additional $11.0 million charge during the second quarter of 2010, representing the estimated costs for repair or replacement of these devices, as well as an estimate of the cost to repair or replace certain devices located outside of the United States that the Company believes that it is probable that it would be required to perform in the future.
     In July 2010, the FDA published a communication regarding our updated corrective action plan, citing our plan to repair or replace approximately 24,000 AEDs used by certain first responders and medical facilities within the United States. The FDA recommended that all other impacted customers follow the process, as outlined by the Company, for implementing the software update which has been made available to customers through our website or through a software kit shipped directly to the customer. With this updated recommendation by the FDA, we believe we have addressed all outstanding issues raised by the FDA with respect to our previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
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
     In September 2009, the Emerging Issues Task Force (EITF) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations; however, we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of June 30, 2010.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition.” Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations; however, we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of June 30, 2010.
Results of Operations
     Summary of Results for the Three and Six Months Ended June 30, 2010
•	We generated revenue of $36.1 million for the three month period ended June 30, 2010, which was essentially flat compared to the same period of the prior year, but up $3.0 million from the first quarter of 2010.

•	We generated revenue of $69.2 million for the six month period ended June 30, 2010, representing a decrease of approximately 9% over the six month period ended June 30, 2009, including declines in defibrillation and cardiac monitoring revenues of 12% and 6%, respectively, as compared to the same period in 2009.

•	We recorded a charge of $11.0 million during the three month period ended June 30, 2010 related to an estimate of additional costs associated with our updated plan to repair or replace approximately 24,000 AEDs used by first responders and medical facilities in the United States and an estimate of the cost to repair or replace certain devices located outside of the United States that the Company believes that it is probable that it would be required to perform in the future.

•	We incurred a net loss of $18.5 million and $27.1 million for the three and six month periods ended June 30, 2010, respectively, compared a net loss of $2.1 million and $2.6 million for the three and six month periods ended June 30, 2009.

•	We used cash from operations of $9.3 million and $14.5 million for the three and six month periods ended June 30, 2010, respectively, compared to cash generated from operations of $0.5 million and $4.2 million for the three and six month periods ended June 30, 2009, respectively.

•	We successfully negotiated an amendment to our line of credit agreement with Silicon Valley Bank which was finalized in July, 2010, increasing the amount available for borrowing to $15.0 million. This agreement expires in July 2011.

•	We made significant progress in addressing our previously announced voluntary corrective actions associated with our AED products, including the release of our universal software update associated with the field corrective action announced in November 2009, as well as the replacement of substantially all of the devices included in our medical device recall announced in February 2010.

•	We continued to make progress toward multiple cardiac monitoring product releases which are expected in upcoming quarters.
     Looking Forward
     We expect revenue for the full year 2010 to be down slightly compared to the prior year, with decreases in defibrillation revenue and with cardiac monitoring and service revenue likely flat or increasing slightly.
     After several years of decline, we expect our cardiac monitoring revenues to grow during the remaining periods in 2010 as a result of recently announced and planned new product introductions and as a result of improved marketing and demand generation capabilities which were put into place during 2009. We expect continued growth in cardiac monitoring revenues beyond 2010 as we continue to develop and introduce new products, either internally or in partnership with third parties. If we are unable to successfully execute on our new product development plans or if the market is not receptive to our new products, our cardiac monitoring revenues could be adversely affected in future periods.
     We expect our defibrillation revenue to grow moderately during the second half of 2010 relative to the first half of 2010, although we expect our full year defibrillation revenue to decline relative to the prior year. We are continuing to face challenges in the market place related to regulatory and quality issues associated with our AEDs as well as increased competition due to the re-entry of a significant competitor into the market earlier in 2010. Additionally, we continue to face challenges in the global economy, as well as declines in our defibrillation revenue in Japan, due to the termination of our OEM Supply and Purchase Agreement (the “OEM Agreement”) with Nihon Kohden Corporation (“Nihon Kohden”), our former exclusive distributor of AEDs in Japan, in June 2010.
     However, we have entered into a ten-year agreement with a new distribution partner in Japan and we expect to launch a co-branded AED with this distribution partner in the first half of 2011. With this agreement in place, we believe our international defibrillation revenues will grow in 2011 and beyond, as we re-establish our presence in the Japanese market. We believe this distribution partner will be successful in competing in the Japanese AED market by leveraging their expertise in home medical devices and also leveraging their existing distribution channels and relationships with many potential AED customers. Our new distribution agreement calls for modest product commitment levels for the duration of the agreement. However there is no assurance that our new distribution partner will be able to satisfy these commitment levels during 2011, or beyond. If we are not successful in launching a co-branded AED with our new distribution partner or if our new partner is not successful in recapturing market share in Japan, our international defibrillation revenue growth could be negatively impacted in future periods.
     We expect the global market for AEDs to grow over time, as awareness of the benefits of AEDs continues to increase and as the prevalence of mandates requiring deployment of AEDs in public venues continues to rise. As the market continues to grow and as we overcome what we believe to be temporary challenges associated with our regulatory and quality issues, we believe that we will be able to grow our defibrillation revenues over time, both domestically and overseas. We believe our direct presence in several countries in Europe will result in continued growth in sales in these markets over time, though again we may experience softness in the near term due to the quality and regulatory issues, the return of a competitor to the market and continued general economic factors.
     We are in the process of working with the FDA on our recent regulatory and quality matters which were raised in the FDA’s warning letter we received in February 2010. As part of this process, in July 2010 we announced our plans to repair or replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States. This represents a subset of the customers covered by the voluntary corrective action we originally announced in November 2009, which affected nearly 300,000 AED devices shipped between June 2003 and June 2009. The FDA also provided an updated public communication regarding these plans in July 2010. The FDA communication recommended that all other customers impacted by our voluntary corrective action announced in November 2009, who are not first responders or medical facilities, follow our instructions for installing the software update on their AEDs which is available on our website or by ordering a software kit from us. With this updated recommendation by the FDA, we believe we have addressed all outstanding issues with our previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
     We are still addressing the remaining matters noted by the FDA in its February 2010 warning letter. These include assertions by the FDA that our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions, and procedures relating to certain design requirements are inadequate. To the extent we are unable to address these matters to the satisfaction of the FDA, we could be required to temporarily cease shipments of our products, which could ultimately impact our ability to fulfill customer orders and maintain market share. Further, to the extent we are not able to satisfy the FDA, we may be subject to further regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such regulatory actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and results of operations. While we are optimistic that we will be successful in addressing our ongoing regulatory matters with the FDA, our AED revenues may continue to be adversely affected by these circumstances during 2010, and potentially beyond.
     Our future gross profits and gross margins will be dependent upon our overall revenue volume, by product mix, market pricing and our costs. Increasing volumes provide economies of scale and tend to enhance our gross margin. AEDs generally have a higher gross margin than our monitoring products. Accordingly, if our product mix shifts toward a relatively higher proportion of AEDs, our overall gross margins will increase and if the mix shifts toward a relatively higher proportion of monitoring products, our overall gross margins are likely to decline. Market pricing for our products has declined slightly in recent years. As we face challenges in retaining our AED market share in the face of circumstances discussed elsewhere in this report, we may experience additional pricing pressure, which may, in turn, result in a reduction of our gross margins. Finally, any increases in costs, including any unexpected additional costs associated with the ongoing or new corrective actions or recalls relating to our AEDs, or any other quality issues related to our products that may arise in the future, would also negatively affect our gross margins. Our actual gross profit and margins will be dependent on the aggregation of these and other factors.
     We expect our operating expenses to increase slightly during 2010 relative to the prior year due to increased expenses associated with regulatory affairs and quality assurance as we continue to upgrade our internal capabilities in these areas. We also expect to incur higher research and development and marketing expenses associated with new product development initiatives and planned product launches during the second half of 2010. However, we expect to see operating expenses decrease somewhat in the second half of 2010 as we complete our planned product launches and other ongoing initiatives near completion. We will continue to monitor our operating expenses in light of our actual and anticipated future revenues and gross profit and we may need to take additional steps to reduce operating expenses in the future if our revenues and gross profit do not grow over time.
     We expect to realize an operating loss in 2010 due to softness in our revenue, our ongoing investments in new product development and product launches and as we make improvements to our quality and information systems. In addition, the accrual of $11.0 million related to our updated corrective action announced in July, 2010, will add significantly to our operating loss for the year. We expect to return to profitability before the end of 2011 and expect to generate cash from operations for the full year 2011, excluding cash used to complete the ongoing corrective field actions for which we have accrued as of June 30, 2010.
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
     Revenues for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2010	2009 to 2010	June 30, 2009	June 30, 2010	2009 to 2010	June 30, 2009

Defibrillation products	$19,051	13.0%	$16,853	$34,913	(12.3%)	$39,791
% of revenue	52.8%		46.7%	50.4%		52.5%
Cardiac monitoring products	12,621	(14.7%)	14,800	25,526	(5.9%)	27,127
% of revenue	35.0%		41.0%	36.9%		35.8%
Service	4,431	(0.7%)	4,461	8,771	(1.0%)	8,860
% of revenue	12.3%		12.4%	12.7%		11.7%

Total revenues	$36,103	(0.0%)	$36,114	$69,210	(8.7%)	$75,778

     Defibrillation products revenue increased 13% for the three month period ended June 30, 2010 from the comparable period in 2009, which included the unfavorable impact of approximately $3.0 million of defibrillation products which were placed on a voluntary ship-hold prior to June 30, 2009, as management investigated possible quality issues relating to certain components of our AEDs. Absent this prior year event, defibrillation product revenue was down approximately 6%, or $1.0 million, due mostly to a decline in AED shipments to Nihon Kohden as compared to the three month period ended June 30, 2009.
     Defibrillation products revenue decreased 12% for the six month period ended June 30, 2010 from the comparable period in 2009 due primarily to declines in international sales of 23%, including a decrease of approximately 11%, or $4.5 million, due to a significant decline in AED shipments to Nihon Kohden during the first half of 2010 as compared to the same period in 2009. The remainder of the decrease in defibrillation products revenue was due primarily to the adverse impact and publicity associated with the FDA warning letter we received in February 2010, and to a lesser extent to the return of a significant competitor to the market. Additionally, the impact of the weak economy continues to provide challenges for our AED business both domestically and internationally.
     Cardiac monitoring products revenue decreased by 15% for the three month period ended June 30, 2010 from the comparable period in 2009. The decline reflects the fact that our cardiac monitoring revenue for the second quarter of 2009 benefited to a significant extent from the fulfillment of backlog resulting from a ship hold of certain products during the first quarter of 2009. Revenue from cardiac monitoring decreased by 6% for the six month period ended June 30, 2010 from the comparable period in 2009 due primarily to the weakened economy and as our physician customers defer purchases of capital equipment in the face of continuing uncertainty about reimbursement levels for procedures used in providing patient care.
     Service revenue remained relatively flat for both the three month and six month periods ended June 30, 2010 from the comparable periods in 2009.
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

     Gross profit for the three and six month periods ended June 30, 2010 and 2009 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Six Months Ended	% Change	Six Months Ended
(dollars in thousands)	June 30, 2010	2009 to 2010	June 30, 2009	June 30, 2010	2009 to 2010	June 30, 2009

Products	$15,625	(3.7%)	$16,220	$29,364	(15.7%)	$34,851
% of products revenue	49.3%		51.2%	48.6%		52.1%
Corrective action costs	(11,000)	n/m	—	(11,000)	n/m	—
Service	1,244	(6.5%)	1,331	2,421	(6.1%)	2,579
% of service revenue	28.1%		29.8%	27.6%		29.1%

Total gross profit	$5,869	(66.6%)	$17,551	$20,785	(44.5%)	$37,430

% of total revenue	16.3%		48.6%	30.0%		49.4%
     Gross profit from products decreased for the three and six month periods ended June 30, 2010 from the comparable periods in 2009 due in part to significant declines in both revenue and gross profit related to lower AED sales to our former exclusive distributor in Japan, Nihon Kohden. Additionally, gross margins from products decreased during the three and six month periods ended June 30, 2010 from the comparable periods in 2009 due primarily to changes in product mix, cost increases in certain product components, and inefficiencies in our factory due to our recent recall activities.
     Charges associated with corrective action costs of $11.0 million incurred in the three and six month periods ended June 30, 2010 represent estimated additional costs associated with our voluntary corrective action related to our AEDs which we previously announced in November 2009. During the second quarter of 2010, we recorded an additional charge of $11.0 million related to our estimated costs associated with repairing or replacing approximately 24,000 AEDs used by certain first responders and medical facilities in the United States, and also includes an estimate of costs to repair or replace certain devices located outside of the United States which we believe that it is probable that we would be required to perform in the future. This represents a subset of the customer based affected by the November 2009 corrective action. The estimated costs associated with repairing or replacing these devices consist primarily of materials, shipping and other logistical costs required to manage the corrective actions and replace the units with our customers. There were no similar charges during the three and six month periods ended June 30, 2009. See the “Looking Forward” section above for additional information regarding the impact of possible corrective actions on gross profit in future periods.
     Gross profit from service decreased for the three and six month periods ended June 30, 2010 from the comparable periods in 2009 due principally to lower service revenues associated with our AED training and program management services related to declines in AED product sales during the same periods.
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
     Operating expenses for the three and six month periods ended June 30, 2010 and 2009 were as follows:

	Three Months	% Change 2010	Three Months	Six Months	% Change 2010	Six Months
	Ended	to 2009	Ended	Ended	to 2009	Ended
(dollars in thousands)	June 30, 2010	(Increase)/Decrease	June 30, 2009	June 30, 2010	(Increase)/Decrease	June 30, 2009

Research and development	$4,629	(28.0%)	$3,617	$8,834	(24.6%)	$7,088
% of total revenue	12.8%		10.0%	12.8%		9.4%

Sales and marketing	12,412	(10.1%)	11,271	25,214	(12.2%)	22,469
% of total revenue	34.4%		31.2%	36.4%		29.7%

General and administrative	7,201	(13.4%)	6,349	13,594	(13.6%)	11,965
% of total revenue	19.9%		17.6%	19.6%		15.8%

Total operating expenses	$24,242	(14.1%)	$21,237	$47,642	(14.7%)	$41,522

% of total revenue	67.1%		58.8%	68.8%		54.8%
     The increase in research and development expenses for the three and six month periods ended June 30, 2010 from the comparable periods in 2009 was due primarily to outside design costs and other professional services relating to planned new cardiac monitoring product introductions during the second half of 2010.
     The increase in sales and marketing expenses for the three and six month periods ended June 30, 2010 from the comparable periods in 2009 was due primarily to increased consulting and business development fees for lead generation activities and promotion for the upcoming product launches as well as increased salaries and benefits associated with headcount increases and changes in staffing mix. Additionally, sales and marketing expenses increased for the six month period ended June 30, 2010 from the comparable period in 2009 due to increased labor and severance costs incurred during the first quarter of 2010 related to our former Senior Vice President of Sales and Marketing.
     The increase in general and administrative expenses for the three and six month periods ended June 30, 2010 from the comparable periods in 2009 was due primarily to increased headcount, consulting and professional fees associated with expanding our internal capabilities in both our regulatory affairs and quality assurance functions as well as our information technology function for system upgrades. Additionally, general and administrative expenses increased for the six month period ended June 30, 2010 from the comparable period in 2009 due to increased salaries and benefits resulting from general compensation increases as well as increased legal and other professional fees related to financing and related initiatives.
     Other Income and Expense
     Other income (loss), net was a loss of less than ($0.1) million for the three month period ended June 30, 2010 as compared to income of $0.5 million during the same period in 2009. Other loss, net for the three month period ended June 30, 2010 consisted primarily of net foreign currency exchange losses of ($0.2) million, partially offset by $0.1 million of income from royalty agreements. Other income, net for the three month period ended June 30, 2009 consisted primarily of net foreign currency exchange gains of $0.3 million, income from royalty agreements of $0.1 million and other miscellaneous income items totaling $0.1 million.
     Other income (loss), net was income of $0.1 million for the six month period ended June 30, 2010 as compared to income of $0.4 million during the same period in 2009. Other income, net for the six month period ended June 30, 2010 consisted primarily of income from royalty agreements of $0.3 million and other miscellaneous income items totaling $0.1 million, partially offset by net foreign currency exchange losses of ($0.3) million. Other income, net for the six month period ended June 30, 2009 consisted primarily of net foreign currency exchange gains of $0.1 million, income from royalty agreements of $0.2 million and other miscellaneous income items totaling $0.1 million.

     Income Taxes
     During the three and six month periods ended June 30, 2010, we recorded income tax expense of $0.1 million and $0.2 million, respectively, compared to income tax benefits of $1.2 million and $1.4 million in the three and six month periods ended June 30, 2009, respectively. Our worldwide effective tax rate, excluding the U.S. jurisdictions, for the six month period ended June 30, 2010 was 29% as compared to a worldwide effective tax benefit of 37.0% for the same period in the prior year.
     The difference in our estimated worldwide effective tax rate for the six month period ended June 30, 2010 as compared to the same period in the prior year is due largely to the exclusion of the U.S. jurisdiction from the worldwide effective tax rate for the six month period ended June 30, 2010 and for the full year of 2010. We excluded the U.S. jurisdiction based on authoritative guidance that a jurisdiction should be excluded from the worldwide effective tax rate and calculated separately to the extent such jurisdiction anticipates an ordinary loss for the year or has ordinary losses for the year to date for which no tax benefit can be recognized. The U.S jurisdiction was not excluded from our estimated worldwide effective tax rate for the same period in the prior year, and our estimated worldwide effective tax rate was based on estimates of pre-tax income or losses for the full year, applicable tax rates in jurisdictions in which income and losses were expected to be generated, including the U.S., and expected U.S. federal and state tax credits.
     The decrease of our worldwide effective tax rate from 31% to 29% between the three month period ended March 31, 2010 and the six month period ended June 30, 2010 is due primarily to favorable true-ups related to tax filings in foreign jurisdictions which had lower pre-tax book income on their tax returns than what was anticipated December 31, 2009.
     We have maintained the valuation allowance on our domestic deferred tax assets as the evidence available at June 30, 2010 does not warrant a change and as such, we believe it is not more likely than not that we will be able to realize the benefits of the losses anticipated in the current year. If in future periods we generate taxable income, the valuation allowance may be released in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, we will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and we will record deferred tax expense to increase the recorded valuation allowance for any such additional losses. The tax expense recorded in the quarter ended June 30, 2010 relates primarily to our foreign operations, which generally are forecasted to be marginally profitable during 2010.
     Liquidity and Capital Resources

	Three Months		Three Months	Six Months		Six Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	June 30, 2010	2009 to 2010	June 30, 2009	June 30, 2010	2009 to 2010	June 30, 2009

Cash provided by (used in) operating activities	$(9,331)	(2031.9%)	$483	$(14,490)	(442.9%)	$4,226
Cash used in investing activities	(669)	11.9%	(759)	(1,343)	17.4%	(1,625)
Cash provided by (used in) financing activities	(7)	(101.4%)	502	58	(90.9%)	639
Effect of exchange rates on cash and cash equivalents	(113)	(243.0%)	79	(206)	(663.0%)	(27)

Net change in cash and cash equivalents	$(10,120)	(3418.0%)	$305	$(15,981)	(597.4%)	$3,213

     Cash used in operating activities of $9.3 million for the three month period ended June 30, 2010 resulted from our net loss of $18.5 million plus adjustments for net non-cash items included in our net loss of $2.3 million and a net decrease in working capital of $6.9 million. The net non-cash items included in our net loss related primarily to depreciation and amortization and stock-based compensation. The net decrease in working capital of $6.9 million was due primarily to an increase in current liabilities, most notably the $11.0 million estimate for additional corrective action liabilities, for which cash will be expended in future periods, an increase in accounts payable of $1.6 million and a decrease in inventory of $1.0 million, substantially offset by cash used in the amount of $3.1 million used to satisfy our ongoing corrective action liabilities and an increase in accounts receivables of $2.7 million. Cash provided by operating activities of $0.5 million for the three month period ended June 30, 2009 resulted from our net loss of $1.9 million offset by adjustments for net non-cash items included in net income of $0.7 million and a net increase in working capital of $1.7 million. The net increase in working capital of $1.7 million was due primarily to a decrease in accounts receivable of $0.7 million and a $1.0 million increase in accrued liabilities. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes.
     Cash used in operating activities of $14.5 million for the six month period ended June 30, 2010 resulted from our net loss of $26.9 million plus adjustments for net non-cash items included in our net loss of $4.4 million and a net decrease in working capital of $8.0 million. The net non-cash items included in our net loss related primarily to depreciation and amortization and stock-based compensation. The net decrease in working capital of $8.0 million was due primarily to an increase in current liabilities, most notably the $11.0 million estimate for additional corrective action liabilities, for which cash will be expended in future periods and an increase in accounts payable and accrued liabilities of $2.3 million, substantially offset by cash in the amount of $4.8 million used to satisfy our ongoing corrective action liabilities and an increase in inventory of $1.0 million. Cash provided by operating activities of $4.2 million for the six month period ended June 30, 2009 resulted from our net loss of $2.3 million offset by adjustments for net non-cash items included in net income of $2.5 million and a net increase in working capital of $4.0 million. The net increase in working capital of $4.0 million was due primarily to a decrease in accounts receivable of $8.7 million offset by an increase in inventories of $1.3 million and a decrease in accounts payable of $2.5 million. The net non-cash items included in net income related primarily to depreciation and amortization, stock-based compensation and deferred income taxes.
     We anticipate that we will continue to use cash in operations during the remainder of 2010 due in part to our anticipation of operating losses for the year and also due to the cash requirements associated with carrying out the two voluntary corrective actions associated with our AEDs described elsewhere in this report, including the additional estimated costs of $11.0 million recorded during the second quarter of 2010 related to our plans to repair or replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States and potentially outside of the United States. See Note 2 — Corrective Action Liabilities to the unaudited condensed consolidated financial statements. Our use of cash to fund operations may be further impacted by other general business factors such as our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses.
     Net cash used in investing activities for the three and six month periods ended June 30, 2010 and June 30, 2009 consisted of payments for capital expenditures related primarily to investments in information technology and new manufacturing equipment, including tooling for products under development.
     Net cash provided by financing activities for the three and six month periods ended June 30, 2010 and 2009 consisted of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan, less required minimum tax withholdings on restricted stock awards remitted to taxing authorities.
     As of June 30, 2010, we had cash and cash equivalents of $10.9 million. We expect to incur operating losses for the remainder of 2010 and to use cash in operations. We have initiated two voluntary corrective actions relating to our AED products, the costs of which were estimated at $21.0 million and were included in our results of operations for the full year ended December 31, 2009 and an additional $11.0 million has been included in our results of operations for the second quarter ended June 30, 2010. As of June 30, 2010, we had used cash of $10.5 million towards these corrective actions. The costs recorded are estimates and actual costs that we will incur to complete the corrective actions could be more or less than the $21.5 million that is remaining in our accrued corrective action liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2010. We expect to satisfy a significant portion of the requirements under the ongoing corrective actions during the remainder of 2010 and during 2011 and we expect to spend a significant amount of the remaining accrued corrective action liability costs during this period, which will negatively impact our cash position for the remainder of 2010 and during 2011. In addition, we expect to operate at a loss and to use cash in operations for the remainder of 2010. However, we are forecasting a return to profitability before the end of 2011. We believe our existing cash and cash equivalents, together with borrowings under our line of credit with Silicon Valley Bank discussed below, will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions, for at least the next twelve months.
     However, we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. As discussed in Note 2 to the unaudited condensed consolidated financial statements and elsewhere in this report, in February 2010, we received a warning letter from the FDA noting, among other things, that the voluntary field corrective action undertaken in November 2009 is inadequate. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of our affected AEDs. Additionally, the FDA noted that our software update addresses “some, but not all electrical component defects.” In July 2010, concurrent with our announcement relating to our updated corrective action plan, the FDA published a communication regarding our updated corrective action plan, citing our commitment to repair or replace approximately 24,000 high risk and/or frequently used AEDs with first responders and medical facilities within the United States. The FDA recommended that all other impacted customers follow the process, as we outlined, for implementing the software update which has been made available to customers through our website or through a software kit shipped directly to the customer. With this updated recommendation by the FDA, we believe we have addressed all outstanding issues with our previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
     We are in ongoing discussions with the FDA regarding the remaining matters it raised in its warning letter. These include assertions by the FDA that our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions, and procedures relating to certain design requirements are inadequate. It is possible that we may need to take additional actions beyond those incurred to date depending on the outcome of those discussions. If we are unable to satisfy the FDA’s remaining concerns, we may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of our products and/or civil monetary penalties. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and results of operations. Additionally, quality issues and related corrective actions, as well as other matters such as the recent re entry into the market of the former AED market leader and our ability to identify a new distribution partner in Japan, may adversely impact our projected revenues in the near term. Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods.
     On July 16, 2010, we amended our existing line of credit agreement with Silicon Valley Bank to increase the amount available for borrowing on a revolving credit basis from $5.0 million to $15.0 million. This new agreement expires in July 14, 2011 (the “maturity date”). Our ability to borrow under this agreement is based largely on our accounts receivable outstanding at the time of borrowing and, to a lesser extent, on our inventory holdings. Interest on borrowings, if any, will be based on the Wall Street Journal Prime rate plus 2.5%. Interest is payable monthly, on the last day of the month, and all obligations are due on the maturity date. In addition, upon finalizing our agreement in July 2010, we paid Silicon Valley Bank a non-refundable commitment fee of $175,000 and any unused balances under this facility will bear monthly fees equal to 0.25% per annum on the average unused portion of the revolving line. We granted Silicon Valley Bank a first priority security interest in substantially all of our assets to secure our obligations under the above line of credit. At June 30, 2010, we did not have any borrowings under this, or any other, line of credit.
     Given the above factors, we plan to closely monitor our projected operating results and cash balances during the remainder of 2010, and beyond. To the extent our actual operating results are not in line with our projected results, we intend to reduce costs, to the extent necessary, to enable us to continue operations for at least the next twelve months. While such cost reductions might negatively impact future growth opportunities, we believe we have the ability to make such reductions, should they become necessary. Our ability to grow the business through possible acquisitions funded by cash or other borrowing has been reduced substantially for the foreseeable future, as we plan to use a significant amount of our existing cash and cash equivalents, as well as borrowings, during the remainder of 2010 and throughout 2011 to fund our ongoing corrective actions and operating losses. Further, we believe that we will be able to renew our line of credit agreement with Silicon Valley Bank in July 2011. However, to the extent we are not successful in renewing our line of credit, or if other adverse events or circumstances arise during the remainder of 2010 or 2011 which could require additional funding beyond that available under our current line of credit, we may need to seek additional or alternative sources of financing. There can be no assurance that we would be able to obtain financing from alternative sources and, if such financing were to be available, it may be expensive and/or dilutive to stockholders.
     For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and elsewhere in this report.
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
     Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2010. Based on that evaluation, our chief executive officer and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
We face numerous challenges in implementing a field corrective action plan to address the component issue that led to our AED ship-hold in late June 2009 and our business, financial position and results of operations may be negatively impacted by the costs and other commitments needed to carry out the plan.
     In late June 2009, we voluntarily ceased shipments of certain of our AED products due to two instances we became aware of involving the failure of our AEDs to deliver therapy, apparently as a consequence of a malfunction of one of the components used in the manufacture of the affected AED. On August 10, 2009, we resumed production and shipments of the affected AED products after implementing a more stringent process to test for defects in the component at issue. As a result of a thorough review and analysis performed during the third quarter of 2009, we determined that the component at issue has the potential to fail and that routine self-tests performed by the AED may not detect a malfunctioning component. We also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. Although we determined that the probability that an AED would fail to deliver therapy as a result of a malfunction of the component issue was low, we decided to implement a field corrective action to enhance the reliability of the affected AED units in the field. We publicly announced our proposed corrective action to address this component issue in November 2009 through a field software update. In July 2010, we further announced our plans to also repair or replace approximately 24,000 high risk and/or frequently used AEDs with first responders and medical facilities in the United States, which are included in this overall population of AEDs.
     Our proposed voluntary corrective action is subject to numerous risks and uncertainties, including the following:
•	since we have limited history and experience designing and carrying out a field initiative or other corrective action plan of the magnitude under contemplation, we are likely to encounter challenges that could cause a delay in the implementation of the field initiative or negatively impact its effectiveness;

•	the actual costs to implement the proposed field initiative could exceed the $29.5 million estimate taken as a charge of $18.5 million in the third quarter of 2009 and an additional $11.0 million charge in the second quarter of 2010. Actual costs could vary due to a variety of factors, including the outcome of discussions or negotiations with applicable regulatory bodies in geographies outside the United States, the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes we employ to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which we rely on third party assistance to carry out the corrective actions, the extent to which AED units recovered from affected customers can be repaired and used as replacement units for other customers, and the length of time and other resources required to complete the corrective actions, among others

•	implementation of the proposed field initiative, as well as attendant publicity, may create a negative perception of our AED products in the market, leading to a decline in sales that could materially adversely impact our financial position and results of operations;

•	we will need to devote technical, management, logistics and other resources to the implementation of the proposed field initiative, which could detract from our ability to operate our core business and hinder our ability to carry out initiatives relating to new products or product enhancements;

•	despite implementation of the field initiative, some devices may still fail at a time when they are being used to deliver therapy, which could lead to product liability claims against us that, if successful, could adversely impact our financial position and results of operations or negatively impact the market’s perception of our products; and

•	the plan, including the expanded scope announced in July 2010, will require the expenditure of significant amounts of cash which, in combination with expected operating losses during 2010, may negatively impact our liquidity or at least constrain our ability to pursue strategic initiatives such as acquisitions, new product development, or other growth initiatives.

     Moreover, in February 2010, we received a warning letter from the FDA noting, among other things, that the proposed field corrective action is inadequate since it is intended to improve the products’ ability to detect the potential component problem, but is not designed to prevent component failure. The FDA letter also asserted other inadequacies, including our procedures relating to the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. In July 2010, following discussions with the FDA, we announced our plans to repair or replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States. The FDA also updated its public recommendation citing our plan to repair or replace these AEDs and that all other customers should follow our plans to address the potential component defects through installation of a software update to the AED. We believe this addressed all remaining matters with the FDA related to our plans to address the potential component defects associated with our AEDs which was announced in November 2009. However, we are still addressing the remaining matters identified by the FDA in its warning letter from February 2010. If we are unable to satisfy the FDA’s concerns regarding these matters, we may be subject to regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Any such actions could significantly disrupt our ongoing business and operations and have a material adverse effect on our financial position and operating results.
Our cash and cash equivalents may not be sufficient to fund future operations and we may not be able to secure additional sources of financing or obtain financing on acceptable terms.
     Our cash and cash equivalents as of June 30, 2010, totaled $10.9 million. We expect to incur operating losses in 2010 and to use cash in operations. Additionally, we have two ongoing voluntary corrective actions relating to our AED products, the costs of which have been estimated at $32.0 million in the aggregate, of which $21.5 million remains as an accrued liability as of June 30, 2010. We expect to spend a significant portion of the remaining accrued costs associated with these corrective actions by the end of 2011 which will negatively impact our cash position for the rest of 2010 and during 2011. We believe our existing cash and cash equivalents will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures needs and other obligations, including the remaining estimated costs of the ongoing corrective actions, through at least the next twelve months.
     However, we cannot be certain our cash and cash equivalents, together with borrowings under our recently amended line of credit with Silicon Valley Bank, will be sufficient to meet our operating needs through 2011 as we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods which in turn could also adversely impact our forecasts for cash and cash equivalents throughout the year. In addition, we may be forced to borrow from our available line of credit or may need to seek additional or alternative sources of financing. There can be no assurance that we would be able to obtain financing from alternative sources and, if such financing were to be available, it may be expensive and/or dilutive to stockholders.
     On July 16, 2010, we amended our existing line of credit agreement with Silicon Valley Bank which now provides up to $15.0 million of revolving credit. Our ability to borrow under this agreement is based largely on our accounts receivable outstanding at the time of borrowing and, to a lesser extent, on our inventory holdings. Interest on borrowings, if any, will be based on the Wall Street Journal Prime rate plus 2.5%. This new agreement expires in July 2011 and all amounts outstanding under this facility will be due and payable at that time. We may be unable to extend this facility when it expires or refinance amounts outstanding at maturity, which could have a material adverse effect on our liquidity.
     With the exception of the risk factors above, there have been no new risk factors or updates to risk factors that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010 and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved

Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Third Amended and Restated Loan and Security Agreement dated as of July 16, 2010 between Silicon Valley Bank and Cardiac Science Corporation. (1)

10.2	Loan and Security Agreement (EX IM Loan Facility) dated as of July 16, 2010 between Silicon Valley Bank and Cardiac Science Corporation. (1)

10.3	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of July 16, 2010 entered into by Cardiac Science Corporation in favor of the Export-Import Bank of the United States and Silicon Valley bank. (1)

10.4	Form of Executive Incentive Plan dated as of June 1, 2010

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No 000-51512) filed on July 19, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

  Date: August 6, 2010