Form 10-Q
period 2010-09-30
Cardiac Science CORP
filed 2010-11-09
CIK 1323115

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Common Stock outstanding at November 2, 2010 was 23,867,815.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share amounts)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,690	$26,866
Accounts receivable, net of allowance for doubtful accounts of $807 and $1,017, respectively	20,781	24,228
Inventories	23,902	23,581
Prepaid expenses and other current assets	2,775	3,702

Total current assets	54,148	78,377
Other assets	687	872
Machinery and equipment, net of accumulated depreciation and amortization of $19,432 and $17,490, respectively	8,019	8,406
Deferred income taxes	31	31
Intangible assets, net of accumulated amortization of $20,671 and $17,876, respectively	25,183	27,988
Investments in unconsolidated entities	308	386

Total assets	$88,376	$116,060

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$10,568	$11,030
Accrued liabilities	13,323	12,216
Warranty liability	3,933	4,028
Deferred revenue	7,744	7,919
Corrective action liabilities	18,757	15,249

Total current liabilities	54,325	50,442
Deferred income taxes	5,389	5,389

Total liabilities	59,714	55,831
Equity:
Cardiac Science Corporation shareholders’ equity:
Preferred stock (10,000,000 shares authorized), $0.001 par value, no shares issued or outstanding as of September 30, 2010 and December 31, 2009, respectively	—	—
Common stock (65,000,000 shares authorized), $0.001 par value, 23,867,815 and 23,566,320 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	233,094	231,159
Accumulated other comprehensive income	117	304
Accumulated deficit	(206,000)	(172,527)

Total Cardiac Science Corporation shareholders’ equity	27,211	58,936
Noncontrolling interests	1,451	1,293

Total equity	28,662	60,229

Total liabilities and equity	$88,376	$116,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Revenues:
Products	$29,985	$34,646	$90,424	$101,564
Service	4,495	4,238	13,266	13,098

Total revenues	34,480	38,884	103,690	114,662

Cost of Revenues:
Products	15,244	17,194	46,319	49,261
Corrective action costs	—	18,500	11,000	18,500
Service	3,149	3,095	9,499	9,376

Total cost of revenues	18,393	38,789	66,818	77,137

Gross profit	16,087	95	36,872	37,525

Operating Expenses:
Research and development	4,266	4,270	13,100	11,358
Sales and marketing	11,215	11,923	36,429	34,392
General and administrative	7,058	6,571	20,652	18,536

Total operating expenses	22,539	22,764	70,181	64,286

Operating loss	(6,452)	(22,669)	(33,309)	(26,761)

Other Income:
Interest income	7	23	25	55
Other income	229	158	323	555

Total other income	236	181	348	610

Loss before income tax expense	(6,216)	(22,488)	(32,961)	(26,151)
Income tax expense	(117)	(43,923)	(308)	(42,563)

Net loss	(6,333)	(66,411)	(33,269)	(68,714)
Less: Net income attributable to noncontrolling interests	(43)	(135)	(204)	(476)

Net loss attributable to Cardiac Science Corporation	$(6,376)	$(66,546)	$(33,473)	$(69,190)

Net loss per share attributable to Cardiac
Science Corporation:
Basic	$(0.27)	$(2.85)	$(1.41)	$(2.98)
Diluted	$(0.27)	$(2.85)	$(1.41)	$(2.98)
Weighted average shares outstanding:
Basic	23,831,807	23,368,778	23,717,287	23,209,181
Diluted	23,831,807	23,368,778	23,717,287	23,209,181
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Operating Activities:
Net loss	$(6,333)	$(66,411)	$(33,269)	$(68,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	577	674	1,797	1,887
Depreciation and amortization	1,516	1,595	4,724	4,662
Amortization of debt issuance costs	45	—	45	—
Deferred income taxes	—	43,996	—	42,231
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable, net	3,237	(5,552)	3,219	3,165
Inventories	634	9	(363)	(1,321)
Prepaid expenses and other assets	553	509	1,213	545
Accounts payable	(1,976)	1,672	(250)	(785)
Accrued liabilities	593	(672)	1,172	(963)
Warranty liability	(48)	56	(63)	65
Corrective action liabilities	(2,695)	18,500	3,508	18,500
Deferred revenue	(55)	539	(175)	(131)

Net cash used in operating activities	(3,952)	(5,085)	(18,442)	(859)

Investing Activities:
Purchases of machinery and equipment	(289)	(1,034)	(1,634)	(2,688)
Purchase of intangible assets	—	(370)	—	(370)
Proceeds from repayment of note	80	—	82	110
Cash paid for acquisitions	—	27	—	(54)

Net cash used in investing activities	(209)	(1,377)	(1,552)	(3,002)

Financing Activities:
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	73	161	225	897
Minimum tax withholding on restricted stock awards	(12)	(13)	(106)	(110)
Debt issuance costs	(181)	—	(181)	—

Net cash provided by (used in) financing activities	(120)	148	(62)	787

Effect of exchange rate changes on cash and cash equivalents	86	74	(120)	47

Net change in cash and cash equivalents	(4,195)	(6,240)	(20,176)	(3,027)
Cash and cash equivalents, beginning of period	10,885	37,868	26,866	34,655

Cash and cash equivalents, end of period	$6,690	$31,628	$6,690	$31,628

Supplemental disclosures of noncash investing and financing activities:
Increase (decrease) in accrued machinery and equipment purchases	$(8)	$126	$(93)	$(117)
Conversion of accounts receivable to notes receivable	$—	$228	$—	$228
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CARDIAC SCIENCE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Organization and Description of Business
     Cardiac Science develops, manufactures, and markets a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AED), electrocardiograph devices (ECG/EKG), cardiac stress treadmills and systems, diagnostic workstations, Holter monitoring systems, hospital defibrillators, vital signs monitors, cardiac rehabilitation telemetry systems and cardiology data management systems (Informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. The Company sells a variety of related products and consumables and provides a portfolio of training, maintenance, and support services. Cardiac Science, the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Powerheart® and Quinton® brands, is headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, the Company has operations in North America, Europe, and Asia.
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
     The condensed consolidated balance sheet dated September 30, 2010, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2010 and 2009 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet dated December 31, 2009 was derived from the Company’s audited financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The notes to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009 provide a summary of significant accounting policies and additional financial information that should be read in conjunction with this report.
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
     The following table sets forth the computation of basic and diluted net loss per share attributable to Cardiac Science Corporation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share data)	2010	2009	2010	2009
Numerator:
Net loss attributable to Cardiac Science Corporation	$(6,376)	$(66,546)	$(33,473)	$(69,190)

Denominator:
Weighted average shares for basic calculation	23,831,807	23,368,778	23,717,287	23,209,181

Weighted average shares for diluted calculation	23,831,807	23,368,778	23,717,287	23,209,181

     The following table sets forth the number of antidilutive shares issuable upon exercise of stock options, non-vested stock awards, ESPP and warrants excluded from the computation of diluted net loss attributable to Cardiac Science Corporation per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Antidilutive shares issuable upon exercise of stock options	2,749,718	3,117,503	2,749,718	3,117,503
Antidilutive shares issuable upon exercise of warrants	12,500	211,276	12,500	212,276
Antidilutive shares related to non-vested stock awards and ESPP	1,450,508	915,377	1,450,508	915,377

Total	4,212,726	4,244,156	4,212,726	4,245,156

     Customer and Vendor Concentrations
     For the three and nine month periods ended September 30, 2010 and 2009, the Company did not have any customers that accounted for more than 10% of our revenues.
     For the three and nine month periods ended September 30, 2010, the Company had one vendor in each period that accounted for more than 10% of purchases during these periods. For the three and nine month periods ended September 30, 2009, the Company did not have any vendors which accounted for 10% of purchases during these periods. Although components are available from other sources, a key vendor’s inability or unwillingness to supply components in a timely manner or on terms acceptable to the Company could adversely affect the Company’s ability to meet customers’ demands.
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
     In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of September 30, 2010.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition.” Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The Company plans to adopt this ASU on a prospective basis beginning January 1, 2011. The Company believes the adoption of this ASU may have an impact on its financial position and results of operations, however it is uncertain whether the impact will be material. The Company is continuing to evaluate this ASU as of September 30, 2010.
2. Subsequent Events
     Proposed Merger with Opto Circuits
     On October 19, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Opto Circuits (India) Ltd., a public limited company incorporated under the law of the nation of India (“Opto Circuits” or “Parent”), and Jolt Acquisition Company, a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”) under which Opto Circuits has agreed to acquire all of the outstanding shares of the Company’s common stock for $2.30 per share (the “Offer Price”). The aggregate value of the proposed transaction is approximately $58,000,000. A copy of the Merger Agreement and a joint press release announcing the transaction were filed as exhibits to a Current Report on Form 8-K filed by the Company with the SEC on October 19, 2010.
     The boards of directors of the Company, Opto Circuits and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby, which will take the form of an all-cash tender offer by Merger Sub to acquire up to 100% of the Company’s outstanding shares of common stock at the Offer Price (the “Offer”), followed by a second-step merger of Merger Sub with and into the Company. The Offer by Opto Circuits, which commenced on November 1, 2010, is subject to various conditions, including (i) the valid tender of shares representing the greater of (x) at least a majority of the fully diluted shares (which assumes conversion or exercise of all outstanding options to acquire shares, or any other rights, options or warrants to acquire shares) or (y) at least 60% of the outstanding shares, and (ii) other customary closing conditions. Unless extended by Opto Circuits, the Offer will expire on November 30, 2010.
     Pursuant to the Merger Agreement, following the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company as the surviving corporation in the merger (the “Merger”). At the effective time of the Merger, all remaining outstanding shares not tendered in the Offer (other than shares owned by Opto Circuits or Merger Sub or any other direct or indirect wholly-owned subsidiary of Opto Circuits, shares owned by the Company as treasury stock or shares held by stockholders who properly exercise their appraisal rights pursuant to and in compliance with the Delaware General Corporation Law) will be cancelled and converted into the right to receive the Offer Price in cash, without interest and subject to applicable withholding.
     As described below, several class action complaints have been filed in Washington State and Delaware courts seeking, among other relief, injunctive relief enjoining the Transaction. See Note 12 (Commitments and Contingencies).
     Upon completion of the Merger, the Company will become a wholly-owned subsidiary of Opto Circuits. Opto Circuits intends to fund the purchase with its existing cash and existing credit lines. There are no assurances that the proposed transaction will be consummated on the expected timetable, or at all. If the Merger Agreement is terminated under certain circumstances, the Company could be liable for termination fees of up to $1,300,000 which includes reimbursement of legal and other fees incurred by Opto Circuits up to $300,000 plus a termination fee of $1,000,000.

     Pending Sale of Biotel, Inc. Investment
     On November 8, 2010, Biotel, Inc. announced that it had signed a definitive merger agreement with CardioNet, Inc. to be acquired in an all cash transaction valued at approximately $11,000,000, or $3.84 per share of Biotel stock. At September 30, 2010, the Company held 180,269 shares of Biotel stock valued at $1.26 per share. The Company accounts for these shares as available for sale, and recorded the fair value of the shares of $228,000 at September 30, 2010 as investments in unconsolidated entities in the accompanying unaudited condensed consolidated balance sheet.
     The agreement is subject to Biotel, Inc. shareholder approval and is expected to close by December 31, 2010. Should the agreement close as expected, the Company will receive approximately $690,000 in cash based upon the shares held as of September 30, 2010. The Company would recognize a realized gain of approximately $320,000 based on the historical cost of approximately $2.05 per share, or approximately $370,000.
3. Liquidity
     As of September 30, 2010, the Company’s cash and cash equivalents totaled $6,690,000. The Company is currently in the process of addressing two separate voluntary corrective actions relating to its AED products, the first of which was initially announced in November 2009 and the second of which was initially announced in February 2010. See Note 4 (Corrective Action Liabilities).
     The Company has recorded charges totaling $32,000,000 related to these two voluntary corrective actions, of which $21,000,000 was recorded during 2009 and an additional $11,000,000 was recorded during the second quarter of 2010. This additional $11,000,000 charge was associated with the Company’s plan, first announced in July 2010, to replace or repair approximately 24,000 AEDs used by certain first responders and medical facilities in the United States and includes an estimate for devices located outside of the United States which the Company believes that it is probable that it would be required to repair or replace in the future. Through September 30, 2010, the Company had used cash of $13,243,000 in carrying out these corrective actions, with remaining accrued corrective action liabilities of $18,757,000 at September 30, 2010. See Note 4 (Corrective Action Liabilities).
     The costs recorded are estimates and actual costs that the Company incurs to complete the corrective actions could be more or less than the remaining $18,757,000 accrual as of September 30, 2010. The Company expects that it will satisfy substantially all of the requirements under its ongoing corrective actions during the remainder of 2010 and during 2011 and expects to spend a significant amount of the remaining accrued corrective action liability costs during this same period, which will negatively impact the Company’s cash position. In addition, the Company has incurred significant legal and advisory fees in the fourth quarter in connection with the Company’s pending merger with Opto Circuits. The Company expects to operate at a loss and to use cash in its operations during the fourth quarter of 2010.
     The Company believes it has addressed issues raised by the Food and Drug Administration (“FDA”) in connection with the voluntary field corrective action first announced in November 2009. See Note 4 (Corrective Action Liabilities). However, the Company is in ongoing discussions with the FDA regarding the remaining issues raised by the FDA in its warning letter from February 2010 which asserted inadequacies relating to the Company’s procedures associated with the evaluation, investigation and follow up of complaints, procedures to verify the effectiveness of corrective and preventative actions and procedures relating to certain design requirements. If the Company is unable to satisfy the FDA’s concerns, the Company may be subject to regulatory action by the FDA, including but not limited to seizure, injunction, halting shipment of the Company’s products and/or civil monetary penalties. Any such actions could significantly disrupt the Company’s ongoing business and operations and have a material adverse effect on its financial position and results of operations. Additionally, quality issues and related corrective actions may adversely impact the Company’s projected revenues in the near term. Accordingly, the Company may be required to reduce costs, which could adversely impact the Company’s forecasts for revenue growth in future periods.
     On July 16, 2010, the Company entered into an amended and restated line of credit agreement with Silicon Valley Bank which, among other things, increased the amount available for borrowing from $5,000,000 to $15,000,000. The Company did not have any borrowings under its line of credit agreement at September 30, 2010. However, as of November 9, 2010, the Company had borrowed $3,000,000 under this line of credit and may have additional borrowings under the line of credit during the remainder of the fourth quarter of 2010. The Company’s ability to borrow under this agreement is primarily based on outstanding accounts receivable and, to a lesser extent, on its inventory holdings. Additionally, the credit facility contains certain covenants related to minimum liquidity levels and tangible net worth which must be maintained at all times under the agreement. See Note 9 (Credit Facility). The Company was in compliance with its financial covenants under the line of credit as of September 30, 2010, and through the date of this report. However, given the ongoing risks associated with regulatory matters and the potential negative impact they could have on the Company’s revenues and accounts receivable in future periods, as well as other potential negative factors such as higher than anticipated operating losses in future periods, new or unexpected legal claims or other material adverse events, the Company can provide no assurance that it will be able to continue to comply with the covenants under the line of credit agreement. Failure to comply with the covenants under the line of credit could result in a default under the line of credit agreement with Silicon Valley Bank. In such event, if the Company was unable to obtain a waiver of the default, it would be unable to continue to borrow under this facility and the default could result in an acceleration of any outstanding indebtedness, either of which would have a material adverse impact on the Company’s financial condition and liquidity.
     Given the above factors, the Company plans to closely monitor its actual and projected operating results and cash balances during the remainder of 2010 and beyond. Additionally, the Company is focused on executing its corrective action plans and reducing operating losses during the fourth quarter of 2010. The Company intends to reduce operating losses through both revenue growth and by reducing operating expenses during 2011. If the Company’s actual operating results are not in line with its projected results, the Company intends to, and believes it has the ability to, make such cost reductions should they become necessary. However, the Company believes its existing cash and cash equivalents and ability to borrow under its available line of credit will be sufficient to fund its anticipated operating losses for at least the next twelve months, as well as to meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions.
     Ultimately, the Company anticipates it will have sufficient operating profits, and/or cash generated from operations in future periods, to repay any borrowings under its line of credit. Further, the Company intends to renew its line of credit agreement with Silicon Valley Bank in July 2011. However, there can be no assurance that the Company will be successful in renewing its line of credit agreement with Silicon Valley Bank in the future. To the extent the Company is not successful in renewing its line of credit, or if other adverse events or circumstances arise during the remainder of 2010 or 2011 which could require additional funding beyond that available under its current line of credit, the Company may need to seek additional or alternative sources of financing. There can be no assurance that the Company would be able to obtain financing from alternative sources and, if such financing were to be available, it may be expensive and/or dilutive to stockholders.
4. Corrective Action Liabilities
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
     During the third quarter of 2009, the Company conducted a thorough review and analysis of the potential for certain of its AED products shipped prior to August 10, 2009 to fail to perform a rescue due to the component issue described above. The Company determined that the component at issue has the unlikely potential to fail and that routine self-tests performed by the AED may not detect a component that has malfunctioned. The Company also determined that approximately 300,000 AEDs shipped between June 2003 and June 2009 are potentially impacted by the component issue. In November 2009 the Company announced it was initiating a voluntary field corrective action to enhance the reliability of the affected AED units in the field through a software update related to the AEDs’ routine self test functionality. The Company recorded a charge of $18,500,000 in the third quarter of 2009 related to this corrective action. During the first quarter of 2010, the Company completed development of the initial software update related to certain models of its AEDs and made this update available to its customers. The Company introduced the remaining versions of the software update for all remaining AED models in June 2010.
     In February 2010, the Company received a warning letter from the FDA noting, among other things, that the voluntary field corrective action it announced in November 2009 is inadequate since the software update is intended to improve the products’ ability to detect the potential component defect, but is not designed to prevent component failure. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and providing further guidance to users of the Company’s affected AEDs. Additionally, the FDA noted that the Company’s software update addresses “some, but not all electrical component defects.”
     Following discussions with the FDA, in July 2010, the Company announced it will replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States that are included in the customer population covered by the voluntary corrective action first announced in November 2009. The population of first responders includes police, fire and ambulance services and medical facilities include hospitals, medical clinics, dialysis centers and assisted living facilities. The Company recorded an additional $11,000,000 charge during the second quarter of 2010, representing the estimated costs of repair or replacement of these devices, as well as an estimate of the cost to repair or replace certain devices located outside of the United States that the Company believes that it is probable it would be required to be performed in the future. The Company expects that it will satisfy substantially all of the requirements under this corrective action during 2011.
     Concurrent to the Company’s July 2010 announcement, the FDA published a communication regarding the Company’s updated corrective action plan, citing the Company’s commitment to repair or replace approximately 24,000 AEDs deployed in high risk and/or frequent use settings, such as with first responders and medical facilities within the United States. The FDA recommended that all other impacted customers follow the process, as outlined by the Company, for implementing the software update which has been made available to customers through the Company’s website or through a software kit shipped directly to the customer. The Company believes this updated recommendation by the FDA addressed all outstanding issues with the Company’s previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
     February 2010 Corrective Action
     During the first quarter of 2010, the Company announced it was initiating a worldwide voluntary medical device recall after determining that approximately 12,200 AEDs may not be able to deliver therapy during a resuscitation attempt, which may lead to serious adverse events or death. These AEDs were manufactured in a way that makes them potentially susceptible to failure under certain conditions. The FDA was informed of this situation in February 2010. The Company recorded a charge of $2,500,000 in the fourth quarter of 2009 related to this voluntary recall. As of September 30, 2010, the Company has replaced substantially all of the devices included in this corrective action and is currently expecting this matter to be complete by the end of the fourth quarter of 2010.
     Recorded Charges
     As of September 30, 2010, the Company has recorded charges totaling $32,000,000 representing estimated costs related to the two voluntary corrective actions described above. Charges totaling $21,000,000 were included in cost of revenues on the consolidated statements of operations for the year ended December 31, 2009 and charges of $11,000,000 were included in cost of revenues on the unaudited condensed consolidated statement of operations for the nine month period ended September 30, 2010.
     The Company’s corrective action liabilities are included in corrective action liabilities on the unaudited condensed consolidated balance sheets and are summarized as follows:

		Charged to
	Beginning	product cost			End of
(in thousands)	of period	of revenues	Adjustments	Expenditures	period
Nine months ended September 30, 2010	$15,249	$11,000	$—	$(7,492)	$18,757
     The costs of these voluntary corrective actions are estimates. The actual costs incurred by the Company to implement the voluntary corrective actions could vary significantly based on a number of factors, including the outcome of discussions or negotiations with applicable regulatory bodies in geographies outside the U.S., the number of impacted devices, the customer and geographical segments related to the impacted devices, the logistical processes employed by the Company to address the issues, the customer response rate in implementing the corrective action plans, the level of required follow up with customers, the extent to which the Company relies on third party assistance to carry out the corrective actions, the extent to which AED units recovered from affected customers can be repaired and used as replacement units for other customers, and the length of time and other resources required to complete the corrective actions, among others. However, as of September 30, 2010, the Company believes its remaining accrued corrective action liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2010 will be sufficient to fund the remaining expected costs of these matters.
     The Company expects that it will satisfy substantially all of the requirements under its ongoing corrective actions during the remainder of 2010 and during 2011, which will continue to have a negative impact on cash flows during this same period, and possibly later periods. Further, as a result of these charges, the Company also considered the impact the corrective actions could have on the carrying value of indefinite lived intangible assets or other long lived assets including property and equipment and intangible assets subject to amortization, or the realizability of its inventories as of September 30, 2010. Based on the Company’s analysis, it was determined that no adjustments to the carrying value of these assets were required as of September 30, 2010.
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
5. Equity and Comprehensive Income (Loss)
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
     The Company reports its noncontrolling interests in consolidated joint ventures as a component of equity in the Company’s unaudited condensed consolidated balance sheets separate from Cardiac Science Corporation’s equity. Transactions that do not result in the deconsolidation of the subsidiary are recorded as equity transactions, while those transactions that do result in a change from noncontrolling to controlling ownership, or a deconsolidation of the subsidiary, are recorded in net income (loss) with the gain or loss measured at fair value.
     The following tables reflect the changes in equity attributable to both Cardiac Science Corporation and the noncontrolling interests of the joint ventures in which the Company has a majority, but not total, ownership interest for the three and nine month periods ended September 30, 2010 and 2009, respectively:

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at June 30, 2010	$32,884	$1,276	$34,160
Comprehensive loss:
Net income (loss)	(6,376)	43	(6,333)
Realized loss on available sale securities	(76)	—	(76)
Unrealized losses on available for sale securities	(8)		(8)
Foreign currency translation adjustments	148	132	280

Comprehensive income (loss)	(6,312)	175	(6,137)
Stock-based transactions and compensation expense under employee benefit plans	639	—	639

Equity at September 30, 2010	$27,211	$1,451	$28,662

Equity at June 30, 2009	$131,274	$869	$132,143
Comprehensive income (loss):
Net income (loss)	(66,546)	135	(66,411)
Unrealized losses on available for sale securities, net of related tax of $125	(213)	—	(213)
Foreign currency translation adjustments	75	31	106

Comprehensive income (loss)	(66,684)	166	(66,518)
Stock-based transactions and compensation expense under employee benefit plans	832	—	832

Equity at September 30, 2009	$65,422	$1,035	$66,457

	Attributable to
	Cardiac Science	Noncontrolling	Total
(in thousands)	Corporation	Interests	Equity
Equity at December 31, 2009	$58,936	$1,293	$60,229
Comprehensive loss:
Net income (loss)	(33,473)	204	(33,269)
Realized loss on available for sale securities	(76)	—	(76)
Unrealized gains on available for sale securities	7	—	7
Foreign currency translation adjustments	(118)	(46)	(164)

Comprehensive income (loss)	(33,660)	158	(33,502)
Stock-based transactions and compensation expense under employee benefit plans	1,935	—	1,935

Equity at September 30, 2010	$27,211	$1,451	$28,662

Equity at December 31, 2008	$131,703	$545	$132,248
Comprehensive income (loss):
Net income (loss)	(69,190)	476	(68,714)
Unrealized gains on available for sale securities, net of related tax of ($44)	161	—	161
Foreign currency translation adjustments	48	14	62

Comprehensive income (loss)	(68,981)	490	(68,491)
Stock-based transactions and compensation expense under employee benefit plans	2,700	—	2,700

Equity at September 30, 2009	$65,422	$1,035	$66,457

6. Segment Reporting
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
     The following table summarizes revenues by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Defibrillation products	$18,149	$21,646	$53,062	$61,413
Cardiac monitoring products	11,836	13,000	37,362	40,151
Service	4,495	4,238	13,266	13,098

Total	$34,480	$38,884	$103,690	$114,662

     The following table summarizes revenues, which are attributed based on the geographic location of the customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Domestic	$25,698	$27,099	$76,103	$79,189
Foreign	8,782	11,785	27,587	35,473

Total	$34,480	$38,884	$103,690	$114,662

     Substantially all intangible assets are domestic. Long-lived assets located outside of the United States are not material.
7. Inventories
     Inventory is valued at the lower of cost or market. Cost is determined using a standard cost method, including material, labor and factory overhead. Inventories were comprised of the following:

	September 30,	December 31,
(in thousands)	2010	2009
Raw materials	$16,283	$18,752
Finished goods	7,619	4,829

Total inventories	$23,902	$23,581

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
8. Intangible Assets
     The following table sets forth the balances of intangible assets at September 30, 2010 (in thousands):

			Accumulated
	Useful life	Cost	Amortization	Net
Intangible assets not subject to amortization:
Burdick trade name		$3,400	$—	$3,400
Cardiac Science trade name		11,380	—	11,380
Cardiac Science Deutschland trade name		182	—	182

Total intangible assets not subject to amortization		14,962	—	14,962

Intangible assets subject to amortization:
Cardiac Science customer relationships	5 years	8,650	(8,650)	—
Cardiac Science developed technology	8 years	11,330	(7,199)	4,131
Burdick distributor relationships	10 years	1,400	(1,085)	315
Burdick developed technology	7 years	860	(860)	—
Patents and patent applications	5-10 years	960	(940)	20
Patent rights	6-13 years	7,692	(1,937)	5,755

Total intangible assets subject to amortization		30,892	(20,671)	10,221

Total		$45,854	$(20,671)	$25,183

     The Company’s estimated expense for the amortization of intangibles for each full year ended December 31 is summarized as follows (in thousands):

2010 (Q4 only)	$548
2011	2,190
2012	2,187
2013	1,567
2014	623
Thereafter	3,106
9. Credit Facility
     On July 16, 2010, the Company entered into an amended and restated line of credit agreement with Silicon Valley Bank which, among other things, increased the amount available for borrowing in revolving credit from $5,000,000 to $15,000,000. The Company’s ability to borrow under this agreement is based largely on its accounts receivable outstanding at the time of borrowing and, to a lesser extent, on its inventory holdings. Additionally, the credit facility contains certain covenants related to minimum liquidity levels as well as certain levels of tangible net worth which must be maintained at all times under the agreement. Interest on borrowings, if any, will be based on the Wall Street Journal Prime rate plus 2.5%. Interest is payable monthly, on the last day of the month, and all obligations are due on July 14, 2011. In addition, upon finalizing the agreement in July 2010, the Company paid Silicon Valley Bank a non-refundable commitment fee of $175,000 and any unused balances under this facility will bear monthly fees equal to 0.25% per annum on the average unused portion of the revolving line. The Company granted Silicon Valley Bank a first priority security interest in substantially all of its assets to secure its obligations under the line of credit.
     At September 30, 2010, the Company did not have any borrowings under this or any other line of credit. However, as of November 9, 2010, the Company had borrowed $3,000,000 million under this credit facility and may have additional borrowings under the line of credit during the remainder of the fourth quarter of 2010.
10. Warranty Liability
     Changes in the warranty liability for the nine months ended September 30, 2010 were as follows:

Nine Months Ended
(in thousands)	September 30, 2010
Warranty liability, beginning of the period	$4,028
Charged to product cost of revenues, net	1,316
Warranty expenditures	(1,411)

Warranty liability, end of the period	$3,933

11. Stock-Based Compensation Plans
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
     The fair value of each option grant and ESPP purchase is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions and the fair value of the non-vested stock awards is calculated based on the market value of the shares awarded at date of grant:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Stock options plans:
Volatility	—	55.0%	55.5%	53.8%
Expected term (years)	—	6.00	6.00	6.50
Risk-free interest rate	—	3.1%	3.3%	2.6%
Expected dividend yield	—	—	—	—
Fair value of options granted	$—	$1.66	$1.03	$2.11

Employee stock purchase plan:
Volatility	47.0%	40.0%	47.0%	40.0%
Expected term (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	2.7%	2.1%	2.7%	2.1%
Expected dividend yield	—	—	—	—
Fair value of employee stock purchase rights	$0.79	$1.73	$0.79	$1.73

Non-vested stock:
Fair value of non-vested stock awards granted	$—	$3.04	$2.32	$4.05
     In January 2010, the Company granted to certain of its executives 625,000 non-vested stock awards as part of a long term performance based restricted stock unit award program. These awards will vest at the end of a three-year performance period, with 50% based on the achievement of a specified revenue compound annual growth rate with certain adjustments and 50% based on specified combined operating cash flow (or suitable financing in place to fund operations beyond 2012) with certain adjustments. The Company has granted an additional 78,500 non-vested stock awards during 2010. These non-vested stock awards vest ratably over a four-year period in annual increments beginning one year from the date of grant. Non-vested stock awards require no payment from the employee, with the exception of employee related federal taxes. As part of the Merger described in Note 2 (Subsequent Events), all non-vested stock awards outstanding immediately prior to the effective time of the Merger will be fully accelerated in vesting and will be cancelled at the effective time of the Merger and the holder of the award will be entitled to receive, from Opto Circuits, an amount in cash equal to the product of $2.30 multiplied by the number of cancelled stock awards.

     The following table summarizes information about the non-vested stock award activity during the three and nine month periods ended September 30, 2010:

Shares
Non-vested balance, December 31, 2009	1,045,460
Granted	675,000
Vested	(41,738)
Forfeited	(89,194)

Non-vested balance, March 31, 2010	1,589,528
Granted	28,500
Vested	(147,288)
Forfeited	(19,637)

Non-vested balance, June 30, 2010	1,451,103
Granted	—
Vested	(17,924)
Forfeited	(24,465)

Non-vested balance, September 30, 2010	1,408,714

     In April 2010, the Company granted 7,500 shares of non-qualified stock options. Stock options typically vest over a four-year period with 25% vesting after one year from the date of the grant and then monthly thereafter (1/36th) for the next 3 years.
     The Company issued 48,062 and 42,731 shares of common stock during the three month periods ended September 30, 2010 and 2009, respectively, and 158,206 and 120,435 shares of common stock during the nine month periods ended September 30, 2010 and 2009, respectively in connection with the ESPP and received total proceeds of $73,000, $115,000, $225,000 and $372,000, respectively.
12. Commitments and Contingencies
     Other Commitments
     As of September 30, 2010, the Company had purchase obligations of approximately $39,596,000 consisting of outstanding purchase orders issued in the normal course of business.
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
     Legal Proceedings
     On October 19, 2010, the Company announced that it had entered into a definitive merger agreement with Opto Circuits, under which Opto Circuits has agreed to acquire all of the outstanding shares of the Company’s common stock at $2.30 USD per share. Following that announcement, certain Company stockholders filed similar lawsuits relating to this transaction against the Company, Board members, and in some cases the Chief Executive Officer and Chief Financial Officer. Those lawsuits include: Lionel Patenaude v. Cardiac Science Corp., et al., Court of Chancery of the State of Delaware, Civil Action No. 5923-VCP; Mindy Creamer v. Cardiac Science Corp., et al. Superior Court of the State of Washington, Case No. 10-2-08782-4; Robert Gluck v. Ruediger Naumann-Etienne, et al., Superior Court of the State of Washington, Case No. 10-2-08912-6; Mark Rapport v. David Marver, et al., Superior Court of the State of Washington, Case No. 10-2-009005-1; and Bagge v. Naumann-Etienne, et al., Superior Court of the State of Washington, Case No. 10-2-09045-1.
     The plaintiffs in these cases generally assert that the Company’s Directors and/or executives breached fiduciary duties owed to stockholders, and that the Company either breached its fiduciary duty to stockholders or in some manner participated with the individual defendants in their respective alleged breaches, that the Company and Opto Circuits failed to provide adequate disclosures to stockholders concerning the proposed transaction and that Opto Circuits and its Merger Sub also participated and are also liable. The plaintiffs generally allege that the price announced for the tender offer is inadequate, and that various individual defendants failed to take adequate steps to maximize stockholder value, and that the Company itself either failed to take adequate steps or aided and abetted the individual defendants. The complaints seek to enjoin the defendants from proceeding with, consummating, or closing the Merger, or to rescind and set aside the proposed transaction. The Company believes that these complaints lack merit, and intends to defend these cases vigorously.
     The Company is subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
13. Income Taxes
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
     Based on authoritative guidance, the Company has excluded the U.S. jurisdiction from its worldwide effective tax rate analysis which was calculated separately and estimated to be zero as of September 30, 2010 and for the full year of 2010. The Company excluded the U.S. jurisdiction based on guidance that a jurisdiction should be excluded from the worldwide effective tax rate and calculated separately to the extent such jurisdiction anticipates an ordinary loss for the year or has generated ordinary losses on a year to date basis for which no tax benefit can be recognized. The Company has maintained its valuation allowance on domestic deferred tax assets as the positive and negative evidence which existed as of September 30, 2010 does not warrant a change from its position as of December 31, 2009. As such, the Company believes it is not more likely than not that it will be able to realize the benefits of the expected income tax losses generated during the current year.
     For the nine month period ended September 30, 2010, the Company recorded a worldwide effective tax rate of 34% which includes the Company’s estimated worldwide effective tax rate, excluding the U.S. jurisdictions, of 31% adjusted primarily for an insignificant discrete expense item in the amount of $37,000 associated with an unfavorable resolution of a tax matter in a foreign jurisdiction which was recorded in the three month period ended September 30, 2010, partially offset by other favorable true-ups related to tax filings in foreign jurisdictions. Based on this, the Company recorded income tax expense of $117,000 and $308,000 for the three and nine month periods ended September 30, 2010, respectively.
     The Company recorded a worldwide effective tax rate of 163% for the nine month period ended September 30, 2009, resulting in income tax expense of $43,923,000 and $42,563,000 in the three and nine month periods ended September 30, 2009, respectively. The prior year worldwide tax expense was primarily comprised of the non-cash charge of $43,950,000 to increase the valuation allowance against deferred tax assets and did not exclude the U.S. jurisdiction from the analysis as noted above.
     Based on management’s review of the Company’s tax positions, the Company had no significant unrecognized tax positions as of September 30, 2010 and December 31, 2009. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. At September 30, 2010 and December 31, 2009, the Company had no accrued interest related to uncertain tax positions and no accrued penalties.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions as well as federal, state and foreign filings related to Quinton and CSI. As a result of the NOL carryforwards, substantially all tax years are open for U.S. federal and state income tax matters. Foreign tax filings are open for years 2007 forward.
14. Derivatives
     The Company is exposed to foreign currency exchange-rate fluctuations in the normal course of its business, which the Company manages from time to time through the use of forward foreign exchange contracts. Forward foreign exchange contracts are used to hedge the impact of fluctuations of foreign exchange on certain assets or liabilities denominated in a currency other than the functional currency of the Company or its subsidiaries. Currently, these forward foreign exchange contracts do not qualify for hedge accounting. The Company uses forward foreign exchange contracts to mitigate risk and does not intend to engage in speculative transactions. The forward foreign exchange contracts are entered into by the Company and its subsidiaries primarily to hedge foreign denominated accounts receivable and foreign denominated intercompany payables. These contracts do not contain any credit-risk-related contingent features.

     The Company seeks to manage the counterparty risk associated with these forward foreign exchange contracts by limiting transactions to counterparties with which the Company has an established banking relationship. In addition, the contracts are limited to a time period of less than one year, generally three months or less.
     During each of the three and nine month periods ended September 30, 2010, these forward foreign exchange contracts resulted in a net realized loss of $281,000 and a net realized gain of $62,000, respectively. During each of the three and nine month periods ended September 30, 2009, these forward foreign exchange contracts resulted in net realized losses of $89,000 and $81,000, respectively. The realized gains and losses were partially offset by realized and unrealized gains and losses on foreign denominated accounts receivable and foreign intercompany payables in the same periods. Realized gains and losses related to forward foreign exchange contracts are recorded in other income (loss), net and the assets and liabilities for these contracts are recorded in prepaid and other assets and accrued liabilities. The Company had no outstanding forward foreign exchange contracts as of September 30, 2010 or December 31, 2009.
15. Fair Value Measurement
     Fair value measurements are determined under a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value, distinguishing between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entities own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). Level 1 inputs consist of quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. Classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no changes to the valuation techniques during the three and nine month periods ended September 30, 2010.
     The Company’s investments in certain unconsolidated entities, which totaled $228,000 at September 30, 2010, are comprised primarily of investments in equity securities of unconsolidated entities that are carried at fair value and are included in investments in unconsolidated entities on the Company’s unaudited condensed consolidated balance sheet, using quoted market prices in active markets (level 1 inputs).
     The Company has other financial instruments in addition to its investments in unconsolidated entities noted above which consist primarily of cash, accounts receivable, notes receivable, accounts payable and other accrued liabilities which are presented in the unaudited condensed consolidated financial statements at their approximate fair values at September 30, 2010 due to the short-term nature of their settlements.
16. Restructuring Costs
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
     During the nine month period ended September 30, 2009, the Company made cash severance payments of $888,000 related to this restructuring and all remaining costs associated with this restructuring were paid prior to December 31, 2009. While there are periodic departures resulting in severance payments, there were no broad based restructuring costs incurred during the three and nine month periods ended September 30, 2010 and 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This Quarterly Report on Form 10-Q contains forward-looking statements relating to Cardiac Science Corporation (“Cardiac Science”), including forward-looking statements relating to the proposed acquisition of Cardiac Science by Opto Circuits (India) Limited (“Opto Circuits”) and the expected timetable for completing the transaction. Such statements are based on the current assumptions and expectations of Cardiac Science’ and Opto Circuits’ management and are neither promises nor guarantees. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including our expectations relating to future results of operations, liquidity or financial position, completion of corrective action plans; costs associated with corrective actions, cost reductions, resolution of pending regulatory issues, closing of the proposed transaction with Opto Circuits; the effects of disruption from the proposed transaction with Opto Circuits on the Company’s business and other matters, made in this Quarterly Report on Form 10-Q are forward looking. Additionally, actual results of the proposed transaction with Opto Circuits could vary materially as a result of a number of factors, including: uncertainties as to whether the holders of sufficient shares of Cardiac Science common stock are tendered in the Offer and whether the conditions to closing of the Offer are met; the possibility that competing offers will be made; the risk that stockholder litigation in connection with the Offer or the Merger may result in significant costs of defense, indemnification and liability and the possibility that the Merger Agreement may be terminated under certain circumstances. The words “believe,” “expect,” “intend,” “anticipate,” “will,” “may,” variations of such words, and similar expressions identify forward-looking statements, but their absence does not mean that the statement is not forward-looking. These forward-looking statements reflect management’s current expectations and involve risks and uncertainties. Our actual results could differ materially from results that may be anticipated by such forward-looking statements due to various uncertainties.
     The principal factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section entitled “Risk Factors” in Part 1 — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, those discussed in Part II — Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made in this report and in our other filings made with the Securities and Exchange Commission (“SEC”) that disclose and describe the risks and factors that may affect our business, prospects and results of operations.
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of future results including the full fiscal year. You should also refer to our Annual Consolidated Financial Statements, Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 15, 2010.
     Business Overview
     We develop, manufacture, and market a family of advanced diagnostic and therapeutic cardiology devices and systems, including automated external defibrillators (AEDs), electrocardiograph devices (ECG/EKG), cardiac stress testing treadmills and systems, diagnostic work stations, Holter monitoring systems, hospital defibrillators, vital signs monitors, cardiac rehabilitation telemetry systems, and cardiology data management systems (Informatics) that connect with hospital information (HIS), electronic medical record (EMR), and other information systems. We sell a variety of related products and consumables, and provide a portfolio of training, maintenance, and support services. We are the successor to the cardiac businesses that established the trusted Burdick®, HeartCentrix®, Quinton® and Powerheart® brands and are headquartered in Bothell, Washington. With customers in more than 100 countries worldwide, we have operations in North America, Europe, and Asia.

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
     As of September 30, 2010, we have recorded charges totaling $32.0 million representing the estimated costs related to the two voluntary corrective actions. We recorded a charge of $18.5 million in the third quarter of 2009, representing the estimated costs of implementing a software update relating to the voluntary corrective action first announced in November 2009 covering nearly 300,000 AEDs shipped between June 2003 and June 2009, and a charge of $2.5 million in the fourth quarter of 2009 representing the estimated costs of replacing approximately 12,200 AEDs that were the subject of the corrective action announced in February 2010. As further described below, we recorded an additional charge of $11.0 million during the second quarter of 2010 related to the updated corrective action plan first announced in July 2010.
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
     Following discussions with the FDA, in July 2010, we announced that we will replace approximately 24,000 AEDs used by certain first responders and medical facilities in the United States that are included in the customer population covered by the voluntary corrective action first announced in November 2009. The population of first responders includes police, fire and ambulance services and medical facilities include hospitals, medical clinics, dialysis centers and assisted living facilities. We recorded an additional $11.0 million charge during the second quarter of 2010, representing the estimated costs for repair or replacement of these devices, as well as an estimate of the cost of repair or replacement of certain devices located outside of the United States that the Company believes that it is probable it would be required to be performed in the future.
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
     In September 2009, the Emerging Issues Task Force (EITF) reached a consensus related to revenue arrangements with multiple deliverables, which the FASB then issued as an Accounting Standards Update (“ASU”), 2009-13. The ASU amends Accounting Standards Codification (“ASC”) Subtopic 605-25, “Revenue Recognition — Multiple Element Arrangements” and provides application guidance on whether multiple deliverables exist in a revenue arrangement, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable based on vendor-specific objective evidence, if available, third-party evidence, or estimated selling price if neither vendor-specific nor third-party evidence is available. The ASU can be applied on a prospective basis or in certain circumstances on a retrospective basis. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations; however, we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of September 30, 2010.
     In September 2009, the EITF reached a consensus related to revenue arrangements that include software elements, which the FASB issued as ASU, 2009-14. The ASU amends ASC Subtopic 985-605, “Software — Revenue Recognition.” Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009 in ASU 2009-13. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. We plan to adopt this ASU on a prospective basis beginning January 1, 2011. We believe the adoption of this ASU may have an impact on our financial position and results of operations; however, we are uncertain whether the impact will be material. We are continuing to evaluate this ASU as of September 30, 2010.
Pending Merger Transaction
     As further described in Note 2 to the unaudited condensed consolidated financial statements, On October 19, 2010, we entered into the Merger Agreement with Opto Circuits and Merger Sub under which Opto Circuits agreed to acquire all of the outstanding shares of our common stock for $2.30 per share. The Offer commenced on November 1, 2010, and unless extended by Opto Circuits, will expire on November 30, 2010. The aggregate value of the proposed transaction is approximately $58.0 million.
     Under certain circumstances specified in the Merger Agreement, the Company may be required to pay Opto Circuits a termination fee of $1.3 million if the Merger is not commenced. Those circumstances include (i) termination by Opto Circuits if the Company’s board changes its recommendation with respect to the transaction, approves or recommends any alternative acquisition proposal, or permits the Company to enter into an agreement related to an alternative acquisition proposal and

(ii) termination by the Company if the Company’s board approves an acquisition proposal determined to be a superior proposal provided the acquisition proposal was not received in violation of restrictions imposed under the Merger Agreement on the solicitation of third-party proposals to acquire the Company or its assets and certain procedural requirements were satisfied. If Opto Circuits terminates the Merger Agreement because the Company breaches or fails to perform any of its representations, warranties, covenants or other agreements contained in the Merger Agreement, the Company may be required to pay Opto Circuits an amount equal to $0.3 million to reimburse Opto Circuits for its expenses incurred in connection with the Merger Agreement. In addition, the Merger Agreement provides that if the Company terminates the Merger Agreement because of a failure by Merger Sub to (i) commence the Offer in violation of the Merger Agreement or (ii) accept for payment and to purchase validly tendered shares pursuant to the Offer, the Company may elect to require Opto Circuits to pay a termination fee equal to $1.3 million or pursue any other remedy available at law or in equity.
     If the closing conditions associated with the Merger Agreement are not satisfied the market price of our common stock could be adversely impacted and we may not be able to achieve pre-transaction levels of activity in various functions, including sales of our products, among others. Under this scenario, we will continue to closely monitor our remaining obligations associated with our ongoing field corrective actions and our operating expenses in light of our actual and anticipated future revenues and gross profit. We may need to take additional steps to reduce operating expenses in the future if our revenues and gross profit do not grow over time. However, we expect to see operating expenses decrease during 2011 as we complete our planned product launches and other ongoing initiatives near completion by the end of 2010. Additionally, we expect lower operating expenses beyond 2010 in relation to legal and other advisory fees which will decline upon consummation of the pending merger agreement with Opto Circuits. Further, we expect to see modest revenue growth in the fourth quarter of 2010. As of September 30, 2010, we had $6.7 million of cash and cash equivalents on our unaudited condensed consolidated balance sheet and have not borrowed under our amended line of credit agreement with Silicon Valley Bank. As such, we expect our existing cash and cash equivalents as well as our availability under our $15.0 million line of credit to be sufficient to allow us to meet working capital needs and fulfill our remaining obligations under our field corrective actions for at least the next twelve months. See further discussion under Liquidity and Capital Resources below.
Results of Operations
     Summary of Results for the Three and Nine Months Ended September 30, 2010
•	We generated revenue of $34.5 million for the three month period ended September 30, 2010, representing a decrease of approximately 11% over the three month period ended September 30, 2009. This decrease was due mostly to a reduction in AED sales in Japan and, to a lesser extent, softness in the market for medical devices, among other factors.

•	We generated revenue of $103.7 million for the nine month period ended September 30, 2010, representing a decrease of approximately 10% over the nine month period ended September 30, 2009. This decrease was also due mostly to reductions in AED sales in Japan and, to a lesser extent, softness in the market for medical devices.

•	We recorded a charge of $11.0 million during the nine month period ended September 30, 2010 related to an estimate of additional costs associated with our updated plan to repair or replace approximately 24,000 AEDs used by first responders and medical facilities in the United States and an estimate of the cost of repair or replacement of certain devices located outside of the United States that the Company believes that it is probable that it would be required to be performed in the future.

•	We incurred a net loss of $6.4 million and $33.5 million for the three and nine month periods ended September 30, 2010, respectively, compared a net loss of $66.5 million and $69.2 million for the three and nine month periods ended September 30, 2009, respectively.

•	We used cash from operations of $4.0 million and $18.4 million for the three and nine month periods ended September 30, 2010, respectively, compared to cash used in operations of $5.1 million and $0.9 million for the three and nine month periods ended September 30, 2009, respectively.

•	We successfully negotiated an amendment to our line of credit agreement with Silicon Valley Bank which was finalized in July 2010, increasing the amount available for borrowing to $15.0 million. This agreement expires in July 2011.

•	We introduced multiple cardiac monitoring products, including two new Cardiac Stress Systems.

     Looking Forward
     We expect revenue for the full year 2010 to be down slightly compared to the prior year, with decreases in both defibrillation and cardiac monitor revenues; service revenue will likely be flat or increase slightly compared to the prior year.
     We expect our cardiac monitoring revenues to grow during the fourth quarter of 2010 as a result of recently announced and planned new product introductions and as a result of improved marketing and demand generation capabilities which were put into place during 2009. Additionally, cardiac monitoring revenues have been weakened in 2010 due to general market weakness for many of our products as well disruption in the marketplace related to rumors of a potential transaction involving the sale of all or part of our Company. With the announcement of our pending transaction with Opto Circuits, we expect the distractions in the marketplace to subside and our cardiac monitoring revenues will grow in the fourth quarter of 2010 as we continue to develop and introduce new products and as we experience increased sales related to new products previously introduced in 2010. If we are unable to successfully execute on our new product development plans or if the market is not receptive to our new products, our cardiac monitoring revenues could be adversely affected in future periods.
     We expect our defibrillation revenue to grow moderately during the fourth quarter of 2010 relative to the first three quarters of 2010, although we expect our full year defibrillation revenue to decline relative to the prior year. We are continuing to face challenges in the market place related to regulatory and quality issues associated with our AEDs as well as increased competition due to the re-entry of a significant competitor into the market earlier in 2010. Additionally, we continue to face challenges in the global economy, as well as declines in our defibrillation revenue in Japan, due to the termination of our OEM Supply and Purchase Agreement (the “OEM Agreement”) with Nihon Kohden Corporation (“Nihon Kohden”), our former exclusive distributor of AEDs in Japan, in June 2010. Although, we have entered into an agreement with a new distribution partner in Japan, we do not expect to launch a co-branded AED with this distribution partner in Japan until the second half of 2011. With this agreement in place, we expect to begin re-establishing our presence in the Japanese market in the latter half of 2011. If we are not successful in launching a co-branded AED with our new distribution partner or if our new partner is not successful in recapturing market share in Japan, our international defibrillation revenue growth could be negatively impacted in future periods.
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
     We are in the process of working with the FDA on our recent regulatory and quality matters which were raised in the FDA’s warning letter we received in February 2010. As part of this process, in July 2010 we announced our plans to repair or replace approximately 24,000 AEDs deployed in high risk and/or frequent use settings, such as with first responders and medical facilities in the United States. This represents a subset of the customers covered by the voluntary corrective action we originally announced in November 2009, which affected nearly 300,000 AED devices shipped between June 2003 and June 2009. The FDA also provided an updated public communication regarding these plans in July 2010 that recommended that all other customers impacted by our voluntary corrective action announced in November 2009, who are not first responders or medical facilities, follow our instructions for installing the software update on their AEDs which is available on our website or by ordering a software kit from us. With this updated recommendation by the FDA, we believe we have addressed all outstanding issues with our previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
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
     We expect our operating expenses to decrease during 2011, although operating expenses will likely be slightly higher for the full year 2010 as compared to the prior year. Our operating expenses have increased in 2010 due largely to increased costs associated with regulatory affairs and quality assurance as we continue to upgrade our internal capabilities in these areas. We have also incurred higher research and development and marketing expenses associated with new product development initiatives and planned product launches during the second half of 2010. We expect to see our operating expenses associated with product development and marketing activities to decrease in 2011 as we complete our planned product launches and other ongoing initiatives near completion during 2010. However, we have incurred significant legal and advisory fees during the third quarter of 2010 related to our pending transaction with Opto Circuits as well as other strategic initiatives. We expect our legal and advisory fees related to these matters, as well as legal costs needed to address pending litigation matters discussed elsewhere in this report, to continue during the fourth quarter of 2010 and potentially beyond 2010.
     We expect to realize an operating loss in 2010 due to softness in our revenue, our ongoing investments in new product development and product launches and as we make improvements to our quality and information systems. In addition, the accrual of $11.0 million related to our updated corrective action announced in July 2010, will add significantly to our operating loss for the year.
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
     Revenues for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Nine Months Ended	% Change	Nine Months Ended
(dollars in thousands)	September 30, 2010	2009 to 2010	Septemebr 30, 2009	September 30, 2010	2009 to 2010	September 30, 2009

Defibrillation products	$18,149	(16.2%)	$21,646	$53,062	(13.6%)	$61,413
% of revenue	52.7%		55.7%	51.2%		53.6%
Cardiac monitoring products	11,836	(9.0%)	13,000	37,362	(6.9%)	40,151
% of revenue	34.3%		33.4%	36.0%		35.0%
Service	4,495	6.1%	4,238	13,266	1.3%	13,098
% of revenue	13.0%		10.9%	12.8%		11.4%

Total revenues	$34,480	(11.3%)	$38,884	$103,690	(9.6%)	$114,662

     Defibrillation products revenue decreased 16% for the three month period ended September 30, 2010 from the comparable period in 2009 due primarily to declines in international sales of 30%, or $3.1 million, including a decrease of $2.9 million due to a significant decline in AED shipments to our former exclusive distributor in Japan, Nihon Kohden, as compared to the three month period ended September 30, 2009.
     Defibrillation products revenue decreased 14% for the nine month period ended September 30, 2010 from the comparable period in 2009 due primarily to declines in international sales of 26%, including a decrease of approximately

23%, or $7.5 million, due to a significant decline in AED shipments to Nihon Kohden during the first nine months of 2010 as compared to the same period in 2009. The remainder of the decrease in defibrillation products revenue was due primarily to the adverse impact and publicity associated with the FDA warning letter we received in February 2010 as well as continued weakness in the economy which provides challenges for our AED business both domestically and internationally.
     Cardiac monitoring products revenue decreased by 9% and 7% for the three and nine month periods ended September 30, 2010, respectively, from the comparable periods in 2009 due primarily to general weakness in the market as our physician customers defer purchases of capital equipment in the face of continuing uncertainty about reimbursement levels for procedures used in providing patient care and, to a lesser extent to distractions in the market place with both customers and our sales force related to rumors regarding the possible sale of all or part of our Company. In addition, we were not able to ship approximately $1.0 million in recently introduced cardiac monitoring products that were ordered for delivery during the third quarter due to initial delays in availability of components in quantities sufficient to meet demand. We expect to ship the backordered products during the fourth quarter of 2010.
     Service revenue increased 6% and 1% for the three month and nine month periods ended September 30, 2010, respectively, from the comparable periods in 2009 due primarily to implementation of a new third party sales strategy which is successfully generating new and renewal service contracts and other training programs with our customers.
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
     Gross profit for the three and nine month periods ended September 30, 2010 and 2009 was as follows:

	Three Months		Three Months
	Ended	% Change	Ended	Nine Months Ended	% Change	Nine Months Ended
(dollars in thousands)	September 30, 2010	2009 to 2010	September 30, 2009	September 30, 2010	2009 to 2010	September 30, 2009

Products	$14,741	(15.5%)	$17,452	$44,104	(15.7%)	$52,303
% of products revenue	49.2%		50.4%	48.8%		51.5%
Corrective action costs	—	n/m	(18,500)	(11,000)	40.5%	(18,500)
Service	1,346	17.8%	1,143	3,768	1.2%	3,722
% of service revenue	29.9%		27.0%	28.4%		28.4%

Total gross profit	$16,087	16833.7%	$95	$36,872	(1.7%)	$37,525

% of total revenue	46.7%		0.2%	35.6%		32.7%
     Gross profit from products decreased for the three and nine month periods ended September 30, 2010 from the comparable periods in 2009 due in part to significant declines in both revenue and gross profit related to lower AED sales to our former exclusive distributor in Japan, Nihon Kohden. Additionally, gross margins from products decreased during the three and nine month periods ended September 30, 2010 from the comparable periods in 2009 due primarily to changes in product mix, cost increases in certain product components, and inefficiencies in our factory due to our recent recall activities.
     Charges associated with corrective action costs of $11.0 million incurred in the nine month period ended September 30, 2010 represent estimated additional costs associated with our voluntary corrective action related to our AEDs which we previously announced in November 2009. During the second quarter of 2010, we recorded an additional charge of $11.0 million related to our estimated costs associated with repairing or replacing approximately 24,000 AEDs used by certain first responders and medical facilities in the United States, and also includes an estimate of costs to repair or replace certain devices located outside of the United States which we believe that it is probable that we would be required to perform in the future. This represents a subset of the customer based affected by the November 2009 corrective action. The estimated costs associated with repairing or replacing these devices consist primarily of materials, shipping and other logistical costs required to manage the corrective actions and replace the units with our customers. There was a similar charge during the three and nine month periods ended September 30, 2009 of $18.5 million. See the “Looking Forward” section above for additional information regarding the impact of possible corrective actions on gross profit in future periods.
     Gross profit from service remained flat for the nine months ended September 30, 2010 from the comparable period in 2009. Gross profit from service increased for the three month period ended September 30, 2010 from the comparable period in 2009 due primarily to increased program management services associated with our AEDs.
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
     Operating expenses for the three and nine month periods ended September 30, 2010 and 2009 were as follows:

		% Change 2010 to			% Change
	Three Months	2009	Three Months	Nine Months	2010 to 2009	Nine Months
	Ended	(Increase) /	Ended	Ended	(Increase) /	Ended
(dollars in thousands)	September 30, 2010	Decrease	September 30, 2009	September 30, 2010	Decrease	September 30, 2009

Research and development	$4,266	0.1%	$4,270	$13,100	(15.3%)	$11,358
% of total revenue	12.4%		11.0%	12.6%		9.9%
Sales and marketing	11,215	5.9%	11,923	36,429	(5.9%)	34,392
% of total revenue	32.5%		30.7%	35.1%		30.0%

General and administrative	7,058	(7.4%)	6,571	20,652	(11.4%)	18,536
% of total revenue	20.5%		16.9%	19.9%		16.2%

Total operating expenses	$22,539	1.0%	$22,764	$70,181	(9.2%)	$64,286

% of total revenue	65.4%		58.5%	67.7%		56.1%
     Research and development costs remained relatively flat for the three month period ended September 30, 2010 as compared to the same period in the prior year. The increase in research and development expenses for the nine month periods ended September 30, 2010 from the comparable period in 2009 was due primarily to outside design costs and other professional services relating to new cardiac monitoring product introductions during the third quarter of 2010 and planned product introductions during the fourth quarter of 2010.
     The decrease in sales and marketing expenses for the three month period ended September 30, 2010 from the comparable period in 2009 was due primarily to decreased commissions due to lower sales during the period as well as reduced travel and related expenses associated with cost control measures implemented in 2010.
     The increase in sales and marketing expenses for the nine month period ended September 30, 2010 from the comparable period in 2009 was due primarily to increased consulting and business development fees for lead generation activities and promotions for product launches during the second half of 2010, as well as increased salaries and benefits associated with general compensation increases and changes in staffing mix. Additionally, sales and marketing expenses for the nine month period ended September 30, 2010 included labor and severance costs associated with our former Senior Vice President of Sales and Marketing for which no similar charges existed in the prior year.

     The increase in general and administrative expenses for the three and nine month periods ended September 30, 2010 from the comparable periods in 2009 was due primarily to professional fees and other costs associated with our efforts to sell all or part of our company, which culminated in the entry into the Merger Agreement with Opto Circuits as well as increased salaries and benefits resulting from general compensation increases and higher costs associated with certain employee retention plans. Additionally, general and administrative expenses increased for the nine month period ended September 30, 2010 from the comparable period in 2009 due to increased headcount and consulting costs associated with expanding our internal capabilities in our regulatory affairs and quality assurance functions as well as increased costs associated with enhancing our information technology infrastructure and capacity.
     Other Income and Expense
     Other income (loss), net was income of $0.2 million for both the three month periods ended September 30, 2010 and 2009. Other income, net for the three month period ended September 30, 2010 consisted primarily of $0.2 million of income from royalty agreements. Other income, net for the three month period ended September 30, 2009 consisted primarily of net foreign currency exchange gains of $0.1 million and income from royalty agreements of $0.1 million.
     Other income (loss), net was income of $0.3 million for the nine month period ended September 30, 2010 as compared to income of $0.6 million during the same period in 2009. Other income, net for the nine month period ended September 30, 2010 consisted primarily of income from royalty agreements of $0.4 million and other miscellaneous income items totaling $0.1 million, partially offset by net foreign currency exchange losses of ($0.2) million. Other income, net for the nine month period ended September 30, 2009 consisted primarily of net foreign currency exchange gains of $0.3 million and income from royalty agreements of $0.3 million.
     Income Taxes
     During the three and nine month periods ended September 30, 2010, we recorded income tax expense of $0.1 million and $0.3 million, respectively, compared to income tax expense of $43.9 million and $42.6 million in the three and nine month periods ended September 30, 2009, respectively. Income tax expense for the three and nine month periods ended September 30, 2009 included a non-cash charge of $44.0 million to increase the valuation allowance associated with our deferred tax assets. Our worldwide effective tax rate, excluding the U.S. jurisdictions, for the nine month period ended September 30, 2010 was 34% as compared to a worldwide effective tax rate of 163% for the same period in the prior year.
     The difference in our estimated worldwide effective tax rate for the nine month period ended September 30, 2010 as compared to the same period in the prior year is due largely to the non-cash charge in the prior year to increase the valuation allowance against our deferred tax assets. In addition, we have excluded the U.S. jurisdiction from our estimate of the worldwide effective tax rate for the full year of 2010 and for the year to date worldwide effective tax rate for the nine month period ended September 30, 2010. We excluded the U.S. jurisdiction based on authoritative guidance that a jurisdiction should be excluded from the worldwide effective tax rate and calculated separately to the extent such jurisdiction anticipates an ordinary loss for the year or has ordinary losses for the year to date for which no tax benefit can be recognized. The U.S jurisdiction was not excluded from our estimated worldwide effective tax rate for the same period in the prior year, and our estimated worldwide effective tax rate was based on estimates of pre-tax income or losses for the full year, applicable tax rates in jurisdictions in which income and losses were expected to be generated, including the U.S., and expected U.S. federal and state tax credits.
     The increase of our worldwide effective tax rate from 29% to 34% between the six month period ended June 30, 2010 and the nine month period ended September 30, 2010 is due primarily to an insignificant discrete expense item in the amount of $0.04 million in the current period associated with an unfavorable resolution of a tax matter in a foreign jurisdiction, which is partially offset by favorable true-ups related to tax filings in foreign jurisdictions.
     We have maintained the valuation allowance on our domestic deferred tax assets as the evidence available at September 30, 2010 does not warrant a change and as such, we believe it is not more likely than not that we will be able to realize the benefits of the losses anticipated in the current year. If in future periods we generate taxable income, the valuation allowance may be released in part, or in total, when it becomes more likely than not that the deferred tax assets will be realized. Until this occurs, we will continue to record a deferred tax benefit for any domestic losses that might be incurred in the future and we will record deferred tax expense to increase the recorded valuation allowance for any such additional losses. The tax expense recorded in the quarter ended September 30, 2010 relates primarily to our foreign operations, which generally are forecasted to be marginally profitable during 2010.

Liquidity and Capital Resources

	Three Months		Three Months	Nine Months		Nine Months
	Ended	% Change	Ended	Ended	% Change	Ended
(dollars in thousands)	September 30, 2010	2009 to 2010	September 30, 2009	September 30, 2010	2009 to 2010	September 30, 2009

Cash used in operating activities	$(3,952)	22.3%	$(5,085)	$(18,442)	(2046.9%)	$(859)
Cash used in investing activities	(209)	84.8%	(1,377)	(1,552)	48.3%	(3,002)
Cash provided by (used in) financing activities	(120)	(181.1%)	148	(62)	(107.9%)	787
Effect of exchange rates on cash and cash equivalents	86	16.2%	74	(120)	(355.3%)	47

Net change in cash and cash equivalents	$(4,195)	(32.8%)	$(6,240)	$(20,176)	(566.5%)	$(3,027)

     Cash used in operating activities of $4.0 million for the three month period ended September 30, 2010 resulted from our net loss of $6.3 million plus adjustments of $2.1 million for net non-cash items included in our net loss and a net decrease in working capital of $0.2 million. The net non-cash items included in our net loss related primarily to depreciation and amortization and stock-based compensation. The net decrease in working capital of $0.2 million was due primarily to a decrease in accounts receivable of $3.2 million, a decrease in inventory of $0.6 million, an increase in accrued liabilities of $0.6 million and a decrease in prepaid expenses of $0.5 million, substantially offset by cash used to satisfy our ongoing corrective action liabilities of $2.7 million and a decrease in accounts payable of $2.0 million. Cash used in operating activities of $5.1 million for the three month period ended September 30, 2009 resulted from our net loss of $66.4 million and an increase in accounts receivable of $5.6 million, substantially offset by non-cash items included in net income of $46.2 million consisting primarily of the increase in our valuation allowance on our deferred tax assets of $44.0 million. Additionally, cash used in operations for the three month period ended September 30, 2009 included the unfavorable impact of $18.5 million associated with our cost estimate for our AED field corrective action announced in November 2009.
     Cash used in operating activities of $18.4 million for the nine month period ended September 30, 2010 resulted from our net loss of $33.3 million plus adjustments of $6.6 million for net non-cash items included in our net loss and a net decrease in working capital of $8.3 million. The net non-cash items included in our net loss related primarily to depreciation and amortization and stock-based compensation. The net decrease in working capital of $8.3 million was due primarily to an increase in our corrective action liabilities associated with the additional $11.0 million estimate for costs to repair or replace approximately 24,000 AEDs in the United States and potentially outside of the United States which was accrued during the second quarter of 2010. Additionally, the net decrease in working capital was due to a decrease in accounts receivable of $3.2 million, an increase of accrued liabilities of $1.2 million and an increase in prepaid expenses of $1.2 million, substantially offset by cash used in the amount of $7.5 million used to satisfy our ongoing corrective action liabilities. Cash used in operating activities of $0.9 million for the nine month period ended September 30, 2009 resulted from our net loss of $68.7 million substantially offset non-cash items included in net income, excluding cash, of $48.8 million and increases in current liabilities, most notably the $18.5 million accrued liability for our corrective action liabilities, and other working capital fluctuations. The net non-cash items included in net income related primarily to the increase in our valuation allowance on deferred tax assets and to a lesser extent to depreciation and amortization and stock-based compensation.
     We anticipate that we will continue to use cash in operations during the fourth quarter of 2010 due in part to our anticipation of operating losses for the quarter and in connection with significant legal and advisory fees relating to our pending merger with Opto Circuits. Additionally, we will continue to use cash to satisfy our obligations associated with our ongoing corrective action liabilities associated with our AEDs described elsewhere in this report. See Note 4 (Corrective Action Liabilities) to the unaudited condensed consolidated financial statements. Our use of cash to fund operations may be further impacted by other general business factors such as our ability to successfully sell our products and deliver our services, collect our accounts receivables, optimize lead times and inventory levels, and manage our expenses.
     Net cash used in investing activities for the three and nine month periods ended September 30, 2010 and September 30, 2009 consisted of payments for capital expenditures related primarily to investments in information technology and new manufacturing equipment, including tooling for products under development.
     Net cash provided by (used in) financing activities for the three and nine month periods ended September 30, 2010 and 2009 consisted of proceeds from exercises of stock options and sales of common stock under our Employee Stock Purchase Plan, less required minimum tax withholdings on restricted stock awards remitted to taxing authorities. Additionally, net cash used in financing activities for the three and nine months ended September 30, 2010 included $0.2 million of debt issuance costs associated with our amended line of credit agreement with Silicon Valley Bank. There were no similar charges during the three and nine month periods ended September 30, 2009.

     We may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. As discussed in Note 4 (Corrective Action Liabilities) to the unaudited condensed consolidated financial statements and elsewhere in this report, in February 2010, we received a warning letter from the FDA noting, among other things, that the voluntary field corrective action undertaken in November 2009 is inadequate. In April 2010, the FDA published additional information regarding this corrective action, further clarifying the AED models impacted by the potential component defect and provided further guidance to users of our affected AEDs. Additionally, the FDA noted that our software update addresses “some, but not all electrical component defects.” In July 2010, concurrent with our announcement relating to our updated corrective action plan, the FDA published a communication regarding our updated corrective action plan, citing our commitment to repair or replace approximately 24,000 high risk and/or frequently used AEDs with first responders and medical facilities within the United States. The FDA recommended that all other impacted customers follow the process, as we outlined, for implementing the software update which has been made available to customers through our website or through a software kit shipped directly to the customer. With this updated recommendation by the FDA, we believe we have addressed all outstanding issues with our previously communicated plan to address potential component defects through a field software update as originally announced in November 2009.
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
     As of September 30, 2010, we had cash and cash equivalents of $6.7 million. We expect to incur operating losses during the fourth quarter of 2010 and to use cash in operations. Additionally, we will continue to use cash to satisfy our obligations associated with our ongoing corrective action liabilities for which we have accrued $32.0 million in the aggregate and have $18.8 million in estimated remaining costs as of September 30, 2010. The costs recorded are estimates and actual costs that we will incur to complete the corrective actions could be more or less than the $18.8 million that is remaining in our accrued corrective action liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2010. We expect to satisfy a significant portion of the requirements under the ongoing corrective actions during the remainder of 2010 and during 2011 and we expect to spend a significant amount of the remaining accrued corrective action liability costs during this period, which will negatively impact our cash position for the remainder of 2010 and during 2011.
     On July 16, 2010, we amended our existing line of credit agreement with Silicon Valley Bank to increase the amount available for borrowing on a revolving credit basis from $5.0 million to $15.0 million. This new agreement expires in July 14, 2011 (the “maturity date”). Our ability to borrow under this agreement is based largely on our accounts receivable outstanding at the time of borrowing and, to a lesser extent, on our inventory holdings. Interest on borrowings, if any, will be based on the Wall Street Journal Prime rate plus 2.5%. Interest is payable monthly, on the last day of the month, and all obligations are due on the maturity date. In addition, upon finalizing our agreement in July 2010, we paid Silicon Valley Bank a non-refundable commitment fee of $175,000 and any unused balances under this facility will bear monthly fees equal to 0.25% per annum on the average unused portion of the revolving line. We granted Silicon Valley Bank a first priority security interest in substantially all of our assets to secure our obligations under the above line of credit. At September 30, 2010, we did not have any borrowings under this, or any other, line of credit. However, as of November 9, 2010, we had borrowed $3.0 million under our line of credit and may have additional borrowings under our line of credit during the remainder of the fourth quarter of 2010.
     We believe our existing cash and cash equivalents, together with available borrowings under our amended line of credit with Silicon Valley Bank discussed above, will be sufficient to fund our anticipated operating losses, meet working capital requirements and fund anticipated capital expenditures and other obligations, including the estimated remaining costs of the ongoing corrective actions, for at least the next twelve months. However, our ability to continue borrowing under our line of credit depends in part on our continued compliance with certain minimum liquidity and tangible net worth covenants under the line of credit agreement, as well as other covenants. We were in compliance with our financial covenants under the line of credit as of September 30, 2010, and through the date of this report. However, given the ongoing risks associated with regulatory matters and the potential negative impact they could have on our operating performance and financial condition in future periods, as well as other potential negative factors such as higher than anticipated operating losses in future periods, new or unexpected legal claims or other material adverse events, we can provide no assurance that we will be able to continue to comply with the covenants under the line of credit agreement. Failure to comply with the covenants under the line of credit could result in a default under the line of credit agreement. In such event, if we were unable to obtain a waiver of the default, we would be unable to continue to borrow under this facility and the default could result in an acceleration of any outstanding indebtedness, either of which would have a material adverse impact on our financial condition and liquidity.
     Given the above factors, including those risks associated with the pending merger agreement with Opto Circuits discussed in the Pending Merger Transaction section of this report, we plan to closely monitor our projected operating results and cash balances during the remainder of 2010, and beyond. To the extent our actual operating results are not in line with our projected results, we intend to reduce costs, to the extent necessary, to enable us to continue operations for at least the next twelve months. While such cost reductions might negatively impact future growth opportunities, we believe we have the ability to make such reductions, should they become necessary. Absent the consummation of the pending transaction with Opto Circuits, our ability to grow the business through possible acquisitions funded by cash or other borrowing has been reduced substantially for the foreseeable future, as we will be required to use our existing cash and cash equivalents, as well as borrowings under our line of credit, to fund our ongoing corrective actions and operating losses. Further, we intend to renew our line of credit agreement with Silicon Valley Bank in July 2011. However, there can be no assurance that we will be successful in renewing our line of credit agreement with Silicon Valley Bank in the future. To the extent we are not successful in renewing our line of credit, or if other adverse events or circumstances arise during the remainder of 2010 or 2011 which could require additional funding beyond that available under our current line of credit, we may need to seek additional or alternative sources of financing. There can be no assurance that we would be able to obtain financing from alternative sources and, if such financing were to be available, it may be expensive and/or dilutive to stockholders.
     For more information on the factors that may impact our financial results, please see the Risk Factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and elsewhere in this report.
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
     Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2010. Based on that evaluation, our chief executive officer and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
     There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On October 19, 2010, we announced that we entered into a definitive merger agreement with Opto Circuits (India) Ltd. (“Opto Circuits”), under which Opto Circuits has agreed to acquire all of the outstanding shares of the Company’s common stock at $2.30 USD per share. Following that announcement, certain of our stockholders filed similar lawsuits relating to this transaction against us, our Board members, and in some cases our Chief Executive Officer and Chief Financial Officer. Those lawsuits include: Lionel Patenaude v. Cardiac Science Corp., et al., Court of Chancery of the State of Delaware, Civil Action No. 5923-VCP; Mindy Creamer v. Cardiac Science Corp., et al. Superior Court of the State of Washington, Case No. 10-2-08782-4; Robert Gluck v. Ruediger Naumann-Etienne, et al., Superior Court of the State of Washington, Case No. 10-2-08912-6; Mark Rapport v. David Marver, et al., Superior Court of the State of Washington, Case No. 10-2-009005-1; and Bagge v. Naumann-Etienne, et al., Superior Court of the State of Washington, Case No. 10-2-09045-1.
     The plaintiffs in these cases generally assert that the our Directors and/or executives breached fiduciary duties owed to stockholders, and that we either breached our fiduciary duty to stockholders or in some manner participated with the individual defendants in their respective alleged breaches, that we and Opto Circuits failed to provide adequate disclosures to stockholders concerning the proposed transaction and that Opto Circuits and its Merger Sub also participated and are also liable. The plaintiffs generally allege that the price announced for the tender offer is inadequate, and that various individual defendants failed to take adequate steps to maximize stockholder value, and that we either failed to take adequate steps or aided and abetted the individual defendants. The complaints seek to enjoin the defendants from proceeding with, consummating, or closing the Merger, or to rescind and set aside the proposed transaction. We believe that these complaints lack merit, and intend to defend these cases vigorously.
     We are subject to various other legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these proceedings is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Failure to complete the proposed merger with Opto Circuits could negatively impact our stock price and adversely affect our future financial condition, operations and prospects.
     The proposed merger with Opto Circuits may not be completed for numerous reasons, including the following:
•	uncertainties as to whether sufficient shares may be tendered by the Company’s stockholders needed to satisfy the minimum tender condition to the closing of the tender offer

•	the existence of a “Company Material Adverse Effect” as defined in the merger agreement

•	the risk that competing offers or acquisition proposals may be made

•	the possibility that various conditions to the consummation of the tender offer or the merger may not be satisfied or waiver, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the offer or the merger

•	the risk that stockholder litigation in connection with the tender offer or the merger may result in significant costs of defense, indemnification and liability or result in a delay in closing the transaction.
     If the merger is not completed, it could negatively impact our stock price and adversely affect our future financial condition, operations and prospects. In addition, our current and prospective employees may experience uncertainty about their future role with us until Opto Circuits’ strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel. As a result, there may be delays before we can achieve pre-transaction levels of activity in various functions, including sales of our products and research and development, which may have a material adverse effect on our future financial performance. If the tender offer or other transactions contemplated by the merger agreement do not occur, we will nonetheless remain liable for significant legal and other expenses that we have incurred related to the transaction.
     If the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with Opto Circuits.
     Our cash and cash equivalents may not be sufficient to fund future operations and we may not be able to secure additional sources of financing or obtain financing on acceptable terms.
     Our cash and cash equivalents as of September 30, 2010, totaled $6.7 million. We expect to incur operating losses during the fourth quarter of 2010 and to use cash in operations. Additionally, we have two ongoing voluntary corrective actions relating to our AED products, the costs of which have been estimated at $32.0 million in the aggregate, of which $18.8 million remains as an accrued liability as of September 30, 2010. We expect to spend a significant portion of the remaining accrued costs associated with these corrective actions by the end of 2011 which will negatively impact our cash position for the rest of 2010 and during 2011.
     We cannot be certain our cash and cash equivalents, together with borrowings under our line of credit described below, will be sufficient to meet our operating needs for at least the next twelve months as we may be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.
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
     Accordingly, we may be required to reduce costs, which could adversely impact our forecasts for revenue growth in future periods which in turn could also adversely impact our forecasts for future cash flows. In addition, we may be forced to borrow from our available line of credit or may need to seek additional or alternative sources of financing. There can be no assurance that we would be able to obtain financing from alternative sources and, if such financing were to be available, it may be expensive and/or dilutive to stockholders.
     We may be unable to comply with our financial covenants.
     As of September 30, 2010 we had no borrowings under our $15.0 million line of credit facility with Silicon Valley Bank. However, as of November 9, 2010, we borrowed $3.0 million under this credit facility and we may have additional borrowings during the remainder of the fourth quarter of 2010. Our ability to borrow is based largely on our existing accounts receivable and to a lesser extent on our inventory levels. Additionally, the credit facility contains certain covenants related to minimum liquidity levels as well as certain levels of tangible net worth which must be maintained at all times under the agreement. We were in compliance with these covenants as of September 30, 2010 and through the date of this report. Given our ongoing risks associated with regulatory matters and the potential negative impact they could have on our revenues and accounts receivable in future periods, as well as other potential negative factors such as higher than anticipated operating losses in future periods, new or unexpected legal claims or other material adverse events, we can provide no assurance we will be able to continue to comply with the covenants under the line of credit agreement. Failure to comply with these covenants could result in a default under the line of credit agreement with Silicon Valley Bank. In such event if we were unable to obtain a waiver of the default, we would be unable to continue to borrow under this facility and the default could result in the acceleration of any outstanding indebtedness, either of which could have a material adverse impact on results of operations and our financial condition.
     With the exception of the risk factors above, there have been no new risk factors or updates to risk factors that we are aware of from the risk factors set forth in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2010, in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on August 6, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Removed and Reserved
Item 5. Other Information
     None.
Item 6. Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated as of October 19, 2010, by and among Cardiac Science Corporation, Opto Circuits (India) Ltd. and Jolt Acquisition Company. (1)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 29, 2010, by and among Cardiac Science Corporation, Opto Circuits (India) Ltd. and Jolt Acquisition Company. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No 000-51512) filed on October 19, 2010.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No 000-51512) filed on October 29, 2010.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDIAC SCIENCE CORPORATION
By:	/s/ Michael K. Matysik
Michael K. Matysik
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2010